Form 10-Q
period 1996-03-29
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1996-05-13
CIK 946812

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________


                        COMMISSION FILE NUMBER: 33-93574



                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
- - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 13-3836437
- - --------------------------------------------------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                    245 PARK AVENUE, NEW YORK, NEW YORK 10167
                                      (212) 272-2000
- - --------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)



- - --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]   No  [_]



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]



As of May 9, 1996, the latest practicable date, there were 1,000 shares of Common Stock, $1.00 par value, outstanding, which is the registrant's only class of common stock.


================================================================================

                  BEAR STEARNS ASSET BACKED SECURITIES, INC.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.     Financial Statement

                  Statement of Financial Condition at March 29, 1996 (Unaudited)

                  Statements of Operations (Unaudited) for the three- and nine-month periods ended March 29, 1996

                  Statement of Cash Flow (Unaudited) for the nine-month period ended March 29, 1996

                  Notes to Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

            Signature

                  BEAR STEARNS ASSET BACKED SECURITIES, INC.
                       STATEMENT OF FINANCIAL CONDITION
                                MARCH 29, 1996
                                 (Unaudited)



ASSETS
- - ------
Receivable from affiliate                                      $  31,704
Deferred organization costs                                      206,552
                                                                 -------
     Total Assets                                              $ 238,256
                                                                 =======



LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------
LIABILITIES
- - -----------
Payable to Parent                                              $ 227,776
Other liabilities                                                 25,909
                                                                --------
     Total Liabilities                                           253,685
                                                                --------


STOCKHOLDER'S EQUITY
- - --------------------

Common Stock, $1.00 par value;
 1,000 shares authorized;
 1,000 shares outstanding                                      $   1,000
Retained deficit                                                 (16,429)
                                                                --------
     Total Stockholder's Equity                                  (15,429)
                                                                --------
     Total Liabilities and Stockholder's Equity                 $238,256
                                                                ========






See accompanying notes to financial statements.

                  BEAR STEARNS ASSET BACKED SECURITIES, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                    Three Months Ended   Nine Months Ended
                                        March 29,            March 29,
                                           1996                 1996
                                    ------------------   -----------------

     Revenues
       Principal transactions          $(30,000)            $(30,000)
                                       --------             --------
       Total revenues                   (30,000)             (30,000)
                                       --------             --------

     Expenses
       Other expenses                       210                  210
                                       --------             --------
       Total expenses                       210                  210
                                       --------             --------


     Loss before benefit
       from income taxes                (30,210)             (30,210)


     Benefit from income taxes          (13,781)             (13,781)
                                       --------             --------


     Net loss                          $(16,429)            $(16,429)
                                       ========             ========




See accompanying notes to financial statements.

                  BEAR STEARNS ASSET BACKED SECURITIES, INC.
                           STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTH PERIOD ENDED
                                MARCH 29, 1996
                                 (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (16,429)
Adjustments to reconcile net loss
   to cash used in operating activities:
Increase in:
   Receivable from affiliates                                    (31,704)
   Deferred organization costs                                  (206,552)
Increase in:
   Other liabilities                                              25,909
                                                               ---------
     Cash used in operating activities                          (228,776)
                                                               ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Payable to Parent                                             227,776
   Capital contribution from Parent                                1,000
                                                               ---------
     Cash provided by financing activities                       228,776
                                                               ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         -
                                                               ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $       -
                                                               =========



See accompanying notes to financial statements.

                  BEAR STEARNS ASSET BACKED SECURITIES, INC.
                   NOTE TO STATEMENT OF FINANCIAL CONDITION
                                 (UNAUDITED)


NOTE 1.   Organization

          Bear Stearns Asset Backed Securities, Inc. (the "Company"), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on June 2, 1995.

          The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Zero Coupon Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

Note 2.   Basis of Presentation

          The accompanying unaudited financial statements of the Company have been prepared pursuant to the Securities and Exchange Commission's rules and regulations. The financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


          The Company's principal business activity is the issuing, directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

          The Company's Net Loss for the three and nine month periods ended March 29, 1996 was $16,429. During the nine months ended March 29, 1996, the Company was the depositor for certificates issued by Champion Home Equity Loan Trust 1996-I.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings are pending.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                (27)  Financial Data Schedule

          (b)   Reports on Form 8-K:

                No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Bear Stearns Asset Backed Securities, Inc.
                            ------------------------------------------
                            (Registrant)




Date:  May 13, 1996         By:  /s/ William J. Montgoris
                               ------------------------------------
                                William J. Montgoris
                                Executive Vice President and Treasurer
                                (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                 Description
- - -----------                 -----------

(27)                  Financial Data Schedule