Form 10-K
period 1996-06-30
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1996-09-30
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1996

                                          or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____

                         Commission file number 33-93574

                   Bear Stearns Asset Backed Securities, Inc.
                   ------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                               13-3836437
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                       245 Park Avenue New York, New York 10167
                                   (212) 272-2000
       ------------------------------------------------------------------------
       (Address, Including Zip Code, and Telephone Number, Including Area Code
                         of Registrant's Executive offices)

            Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
         Title of each class                             On Which Registered

               None                                                  -

            Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 3, 1996.

                   1000 shares of Common Stock, par value $1.00 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                    PART I

ITEM 1 -   BUSINESS
           --------

          Bear Stearns Asset Backed Securities, Inc. (the "Company") was organized by, and is a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on June 2, 1995.

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

ITEM 2 -   PROPERTIES
           ----------

          The Company owns no physical properties.

ITEM 3 -   LEGAL PROCEEDINGS
           -----------------

          No legal proceedings are pending.

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.


                                     PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------- ----

          There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by the Parent.


ITEM 6 - SELECTED  FINANCIAL  DATA
         -------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 6 is omitted.


ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

          The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities. The Company's net loss for the fiscal year ended June 30, 1996 was $16,868. During the fiscal year ended June 30, 1996 the Company was the depositor for certificates issued by Champion Home Equity Loan Trust 1996-1 and 1996-2.


ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           --------------------------------------------

          The financial statements required by this Item and included in this Report are listed in the index appearing on page F-1.


ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           None


                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 10 is omitted.

ITEM 11 -  EXECUTIVE COMPENSATION
           ----------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 11 is omitted.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 12 is omitted.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

          Pursuant to General Instruction J of Form 10-K, the information required by Item 13 is omitted.


                                     PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

           (a) List of Financial Statements, Financial Statement Schedules and Exhibits:

               Financial Statements
               --------------------

               The financial statements required to be filed hereunder are listed on page F-1 hereof.

               Financial Statement Schedules
               -----------------------------

               The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.

               Exhibits
               --------

               (27) Financial Data Schedule

                    (b) Reports on Form 8-K

                    The Company filed the following current reports on Form 8-K during the last quarter of the period covering this report:

                    A  Current   Report  on  Form  8-K  dated  April  25,  1996,
                    pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report on Form 8-K dated May 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report of Form 8-K dated June 25, 1996 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report of Form 8-K dated June 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1996.


                                    Bear Stearns Asset Backed Securities, Inc.
                                                 (Registrant)


                                          By: /s/ William J. Montgoris
                                             William J. Montgoris
                                        Executive Vice President and Treasurer
                                          (Principal Financial Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of September, 1996.


              Signatures                               Title



      /s/ Patricia Jehle                  President and Chief Operating
        Patricia Jehle                    Officer; Director



      /s/ Warren Spector
        Warren J. Spector                 Director

                    BEAR STEARNS ASSET BACKED SECURITIES INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page


Independent Auditors' Report                                            F-2

Statement of Financial Condition as of June 30, 1996                    F-3

Statement of  Operations for the fiscal year ended
 June 30, 1996                                                          F-4

Statement of Changes in Stockholder's Equity for the fiscal
 year ended June 30, 1996                                               F-5

Statement of Cash Flows for the fiscal year ended
 June 30, 1996                                                          F-6


Notes to Financial Statements                                           F-7




     Financial Statement Schedules are omitted because they are not applicable or the requested information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder,
       Bear Stearns Asset Backed Securities Inc.:

We have audited the accompanying statement of financial condition of Bear Stearns Asset Backed Securities Inc. (a wholly owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1996, and the related statement of income, cash flows, and changes in stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these finanacial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Securities Inc. at June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York
September 24, 1996

                                                                       Page F-3
                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENT OF FINANCIAL CONDITION


                                                            June 30,
                                                              1996
                                     ASSETS

Assets
     Receivable from affiliates                            $ 31,705
     Deferred organization costs                            137,701
                                                            -------
            Total Assets                                    169,406
                                                            -------

                      LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
     Payable to Parent                                     $121,519
     Other liabilities                                       63,755
                                                            -------
           Total Liabilities                               $185,274
                                                            -------


Stockholder's Equity
     Common stock, $1.00 par value;
          1,000 shares authorized;
          1,000 shares outstanding                            1,000

     Accumulated deficit                                    (16,868)
                                                            --------
           Total Stockholder's Equity                       (15,868)
                                                            --------


               Total Liabilities and Stockholder's Equity  $169,406
                                                           ========

See notes to financial statements.

                                                                      Page F-4
                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                             STATEMENT OF OPERATIONS


                                                     Fiscal Year Ended
                                                          June 30,
                                                           1996

Revenues
     Principal transactions                             $(30,000)
                                                         --------
               Total revenues                            (30,000)
                                                         --------

Expenses
     Other expenses                                          678
                                                         --------
               Total expenses                                678
                                                         --------


Loss  before benefit from income taxes                   (30,678)
                                                         --------
Benefit from income taxes                                (13,810)
                                                         --------
Net  loss                                               $(16,868)
                                                         ========

See notes to financial statements.

                                                                      Page F-5

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY



                                      Common Stock      Accumulated
                                      $1 Par Value        Deficit
                                     -------------     -------------


Balance, June 30, 1995                      $1,000      $   --

Net loss                                    ______       (16,868)
                                                         -------

Balance, June 30, 1996                      $1,000      $(16,868)
                                            ======      ========


See notes to financial statements.

                                                                      Page F-6
                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                             STATEMENT OF CASH FLOWS


                                                        Fiscal Year Ended
                                                             June 30,
                                                               1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(16,868)
Increases in:
   Deferred organization costs                               (137,701)
   Receivable from affiliates                                 (31,705)

Increases in:
   Other liabilities                                           63,755
                                                             ----------
          Cash used in operating activities                  (122,519)
                                                             ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Payable to Parent                                           121,519
   Capital Contributions from Parent                            1,000
                                                             ----------

          Cash provided by financing activities               122,519
                                                             ----------

   CASH AND CASH EQUIVALENTS,
    END OF YEAR                                              $     -
                                                             ==========


See notes to financial statements.

                                                                       Page F-7
                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1.    Organization

          Bear Stearns Asset Backed Securities, Inc. (the "Company") was organized by, and is a direct wholly-owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on June 2, 1995. These financial statement amounts include its operations and cash flows since that date.

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


Note 2.    Summary of Significant Accounting Policies

          The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior
          Securities or Subordinate Securities.

          The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes.
          Actual results could differ from those estimates.

          The Company is included in the consolidated federal income tax return of the Parent. Income tax expense is computed on a separate company basis. The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are provided based upon the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, deferred income taxes are determined using the enacted tax rates and laws which will be in effect when the related temporary differences are expected to be reversed.

          For purposes of reporting cash flows, the Company has defined cash equivalents as liquid investments not held for sale in the ordinary course of business.

Note 3.    Income Taxes

          The difference between the Company's effective tax rate and the statutory federal income tax rate is the effect of state and local income taxes.