Form 10-Q
period 1996-09-27
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1996-11-12
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q



         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 27, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to


                         Commission File Number 33-93574


                      Bear Stearns Asset Backed Securities, Inc.
                (Exact name of registrant as specified in its charter)


            Delaware                                    13-3836437
       (State  or  other
       jurisdiction  of                    (I.R.S. Employer Identification No.)
     incorporation or organization)


         245 Park Avenue, New York, New York                      10167
         (Address of principal executive offices)             (Zip Code)


                          (212) 272-2000
                (Registrant's number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                                     No _____


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

              Bear Stearns Asset Backed Securities Inc.





Index

Part I.  Financial Information

Item 1.   Financial  Statement

          Statement of Financial Condition at September 27, 1996 (Unaudited) and June 30, 1996

          Statements of Operations (Unaudited) for the three months ended September 27, 1996 and September 29, 1996

          Statements of Cash Flows (Unaudited) for the three months ended September 27, 1996 and September 29, 1995.

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                    Bear Stearns Asset Backed Securities, Inc.
                          Statement of Financial Condition



                                                     September 27     June 30
                                                        1996            1996
                                   (Unaudited)


Assets
 Receivable from Bear Stearns Securities Corp.         $   31,705    $  31,705
 Deferred organization costs                              137,701      137,701
           Total Asset                                 $  169,406    $ 169,406


Liabilities and Stockholder's Equity

 Payable to Parent                                        154,408      121,519
 Other Liabilities                                         30,979       63,755
            Total Liability                               185,387      185,274


Stockholder's Equity

Common Stock, $1.00 par value;
 1,000 shares authorized:                                  1,000         1,000
 1,000 shares
Retained Earnings                                        (16,981)      (16,868)
            Total Stockholder's Equity                   (15,981)      (15,868)
            Total Liability and Stockholder's Equity    $169,406      $169,406





See note to statements of financial condition.

                         Bear Stearns Asset Backed Securities, Inc.
                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                Three Months Ended
                                                  September 27th
                                                       1996

Revenues
     Principal transactions                             --
     Management fee                                     --
               Total revenues                           --

Expenses
     Other expenses                                   $ 206
     Total expenses                                     206


(Loss) income before (benefit)
  provision for income taxes                           (206)

(Benefit) provision for income taxes                    (93)

Net (loss) income                                     $(113)


See accompanying notes to financial statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     September 27,
                                                                                         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $ (113)
Adjustments to reconcile net (loss) income
  to cash (used in) provided by operating activities:
Decrease in:

     Other liabilities                                                                (32,776)
              Cash (used in)  provided by operating activities                        (32,889)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                               (32,889)
              Cash provided by (used in) financing activities                          32,889

Cash and cash equivalents, beginning of period                                        ______

Cash and cash equivalents, end of period


See accompanying notes to financial statements.


                                                                       Page 3
                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                    NOTE TO STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)





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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities. The Company's net loss for the three month ended September 27, 1996 was $113.

                  Part II.    OTHER INFORMATION


Item 3.           Legal Proceedings

                  No legal proceedings are pending.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                             None

                  (b)      Reports on Form 8-K:

                  The Company filed the following current reports on Form 8-K during the last quarter of the period covering this report.

                  A Current  Report on Form 8-K dated July 25, 1996,  pertaining
                  to  information  on  Distribution  to   Certificateholders  in
                  connection with the Champion Home Equity Loan Trust 1996-1.

                  A Current Report on Form 8-K dated August 25, 1996  pertaining
                  to  information  on  Distribution  to   Certificateholders  in
                  connection with the Champion Home Equity Loan Trust 1996-1.

                  A Current Report of Form 8-K dated September 25, 1996 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                  A Current Report of Form 8-K dated July 25, 1996 pertaining to
                  Information   on   Distribution   to   Certificateholders   in
                  connection with the Champion Home Equity Loan Trust 1996-2.

                  A Current Report of Form 8-K dated August 25, 1996  pertaining
                  to  information  on  Distribution  to   Certificateholders  in
                  connection with the Champion Home Equity Loan Trust 1996-2.

                  A Current Report of Form 8-K dated September 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Bear Stearns Asset Backed Securities, Inc.
                                                    (Registrant)




Date:    November 6, 1996  By:   /s/ William J. Montgoris
                                     William J. Montgoris
                               Executive Vice President and Treasurer
                               (Principal Financial Officer)

                     BEAR STEARNS ASSET BACKED SECURITIES, INC.

                                       FORM 10-Q

                                     EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION

    (27)              FINANCIAL DATA SCHEDULE