Form 10-Q
period 1996-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1997-02-14
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES  EXCHANGE  ACT OF  1934  For  the
                  quarterly period ended December 31, 1996

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



                           Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statement

          Statements of Financial Condition at December 31, 1996 (Unaudited) and June 30, 1996

          Statement of Operations (Unaudited) for the three months and six months December 31, 1996

          Statement of Cash Flows (Unaudited) for the six months ended December 31, 1996

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 3.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signature

                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                           STATEMENT OF FINANCIAL CONDITION


                                                                             December 31,      June 30,
                                                                                 1996            1996
                                                                             (Unaudited)

Asset
 Receivable from Bear Stearns Securities Corp.                             $  31,705           $  31,705
 Deferred organization costs                                                 108,340             137,701
           Total Asset                                                     $ 140,045           $ 169,406


Liabilities and Stockholder's Equity

 Payable to Parent                                                         $ 106,380            $121,519
 Other Liabilities                                                            50,171              63,755
            Total Liabilities                                                156,551             185,274


Stockholder's Equity

Common Stock, $1.00 par value; 1,000 shares authorized:
 1,000 shares                                                                    1,000             1,000
Retained Earnings                                                            (17,506)            (16,868)
            Total Stockholder's Equity                                       (16,506)            (15,868)
            Total Liabilities and Stockholder's Equity                      $140,045            $169,406

See accompanying notes to financial statements.

                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                            Three Months Ended          Six Months Ended
                                                                 December 31,            December 31,
                                                                     1996                    1996

Expenses
     Other expenses                                              $  932                       $ 1,138
     Total expenses                                                 932                         1,138


Loss before benefit from income taxes                              (932)                       (1,138)

Benefit from income taxes                                          (407)                         (500)

Net loss                                                          $(525)                       $ (638)


See accompanying notes to financial statements.



                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)


                                                                                 Six Months Ended
                                                                                     December 31,
                                                                                         1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $   (638)
Increase/(decrease) in:

     Deferred organization cost                                                          29,361
     Other liabilities                                                                  (13,584)
              Cash provided by operating activities                                      15,139


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                                 (15,139)
              Cash used in financing activities                                         (15,139)


Cash and cash equivalents, beginning of period

Cash and cash equivalents, end of period


See accompanying notes to financial statements.

                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                           NOTE TO FINANCIAL STATEMENTS
                                                    (UNAUDITED)





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class ("PAC") Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities. As of December 31, 1995, the Company had not commenced operations. Accordingly, the Company had no results of operations for the six months ended December 31, 1995.

          The Company's net loss for the six months ended December 31, 1996 was $638. The Company's net loss for the three months ended December 31, 1996 was $525.

                  Part II.    OTHER INFORMATION


Item 3. Legal Proceedings

        No legal proceedings are pending.

Item 6. Exhibits and Reports on Form 8-K

          (a)      Exhibits

                   None

          (b)       Reports on Form 8-K:

                    The Company filed the following current reports on Form 8-K during the last quarter of the period covering this report.

                    A Current Report on Form 8-K dated October 25, 1996, pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report on Form 8-K dated November 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report of Form 8-K dated December 25, 1996 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A  Current  Report  of  Form  8-K  dated  October  25,  1996 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                    A Current Report of Form 8-K dated November 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                    A Current Report of Form 8-K dated December 25, 1996 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Bear Stearns Asset Backed Securities, Inc.
                                          (Registrant)




Date:    February 6, 1997              By:  /s/ William J. Montgoris
                                                William J. Montgoris
                                                Executive Vice President and
                                    Treasurer
                                               (Principal Financial Officer)