Form 10-Q
period 1997-03-27
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1997-05-09
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1997

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

                          INDEX





                           Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statement

          Statements of Financial Condition at March 27, 1997 (Unaudited) and June 30, 1996

          Statement of Operations (Unaudited) for the three months and nine months ended March 27, 1997 and March 29, 1996

          Statement of Cash Flows (Unaudited) for the nine months ended March 27, 1997 and March 29, 1996

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Part II. OTHER INFORMATION

Item 3.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signature

                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                         STATEMENTS OF FINANCIAL CONDITION


                                                                            March 27,           June 30,
                                                                              1997               1996
                                                                          (Unaudited)

Assets
 Receivable from Bear Stearns Securities Corp.                             $  31,705            $ 31,705
 Deferred organization costs                                                 108,421             137,701
                                                                           ---------            --------
           Total Assets                                                    $ 140,126            $169,406
                                                                           =========            ========

Liabilities and Stockholder's Equity

 Payable to Parent                                                         $ 110,651            $121,519
 Other liabilities                                                            48,530              63,755
                                                                           ---------            --------
            Total Liabilities                                                159,181             185,274
                                                                           =========            ========


Stockholder's Equity

Common Stock, $1.00 par value;
 1,000 shares authorized:
 1,000 shares                                                                  1,000               1,000
Retained Earnings                                                            (20,055)            (16,868)
                                                                            ---------           ---------
            Total Stockholder's Equity                                       (19,055)            (15,868)
                                                                            ---------           ---------
            Total Liabilities and Stockholder's Equity                      $140,126            $169,406
                                                                            =========           =========




See accompanying notes to financial statements.

                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)




                                                        Three Months Ended                        Nine Months Ended
                                                    March 27,          March 29,              March 27,           March 29,
                                                      1997               1996                  1997                1996

Revenues                                            $    -           $(30,000)             $    -                $(30,000)
                                                    ----------     ------------            -----------          ------------
     Principal transactions                              -            (30,000)                  -                 (30,000)
                                                    ----------     ------------            -----------          ------------
     Total revenues

Expenses
     Other expenses                                    4,545              210                5,683                    210
                                                    ----------     ------------            ----------            -----------
     Total expenses                                    4,545              210                5,683                    210
                                                    ----------     ------------            ----------            -----------


Loss before benefit from income taxes                 (4,545)         (30,210)              (5,683)               (30,210)

Benefit from income taxes                             (1,996)         (13,781)              (2,496)               (13,781)
                                                   -----------     -----------             ----------           ------------


Net loss                                             $(2,549)        $(16,429)             $(3,187)              $(16,429)
                                                   ===========     ===========             ==========           ============




See accompanying notes to financial statements.


                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)




                                                                                    Nine Months Ended
                                                                             March 27,              March 29,
                                                                                1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $    (3,187)           $  (16,429)
Increases/(decreases) in:

     Deferred organization costs                                                (29,280)             (206,552)
     Receivable from affiliates                                                                       (31,704)
     Other liabilities                                                          (15,225)               25,909
                                                                             -------------         -----------
               Cash provided by (used in) operating activities                   10,868              (228,776)
                                                                             -------------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                         (10,868)              227,776
      Capital contributions from Parent                                                                 1,000
                                                                             -------------        ------------
              Cash (used in) provided by financing activities                   (10,868)              228,776
                                                                             -------------        ------------


Cash and cash equivalents, beginning of period                                      -                   -
                                                                             -------------        ------------

Cash and cash equivalents, end of period                                      $      -            $      -
                                                                             =============        ============


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

     The Company's net loss for the nine months ended March 27, 1997 and March 29, 1996 was $3,187 and 16,429, respectively. The Company's net loss for the three months ended March 27, 1997 and March 29, 1996 was $2,549 and 16,429, respectively.

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

                    A Current Report on Form 8-K dated January 25, 1997, pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report on Form 8-K dated February 25, 1997 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A Current Report of Form 8-K dated March 25, 1997 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-1.

                    A  Current  Report  of  Form  8-K  dated  January  25,  1997 pertaining to Information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                    A Current Report of Form 8-K dated February 25, 1997 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                    A Current Report of Form 8-K dated March 25, 1997 pertaining to information on Distribution to Certificateholders in connection with the Champion Home Equity Loan Trust 1996-2.

                                                     SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Bear Stearns Asset Backed Securities, Inc.
                                             (Registrant)



Date:    May 9, 1997         By:   /s/ William J. Montgoris
                                       William J. Montgoris
                                       Executive Vice President and Treasurer
                                       (Principal Financial Officer)