Form 10-K
period 1997-06-30
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1997-09-26
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1997

                                                              or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

                         Commission file number 33-93574

                   Bear Stearns Asset Backed Securities, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3836437
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

245 Park Avenue
New York, New York                                            10167
(Address of principal executive offices)                    (Zip Code)

                                          (212) 272-2000
                         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
              Title of each class               which registered

                     None                               -

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 1, 1997.

             1000 shares of Common Stock, par value $1.00 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

ITEM 1 - BUSINESS

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

ITEM 2 -       PROPERTIES

               The Company owns no physical properties.

ITEM 3 -       LEGAL PROCEEDINGS

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


ITEM 7 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

ITEM 7 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS    (Continued)

               The Company incurred net loss for the fiscal years ended June 30, 1997 and 1996 in the amount of $5,330 and $16,868, respectively. During the fiscal year ended June 30, 1996 the Company was the depositor for certificates issued by Champion Home Equity Loan Trust 1996-1 and 1996-2.


ITEM 8 -       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The financial statements required by this Item and included in this Report are listed in the index appearing on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART IV


ITEM 14 -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  1. and 2.  Financial Statements and Schedules

               The financial statements and schedules required by this Item and included in this Report are listed in the index appearing on page F-1.


                                     PART IV

               (b)     Reports on Form 8-K

                      No reports or Form 8-K have been filed during the fiscal year ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 1997.


                                    Bear Stearns Asset Backed Securities, Inc.
                                                 (Registrant)


                                    By: /s/ William J. Montgoris
                                    William J. Montgoris
                                    Executive Vice President and Treasurer
                                    (Principal Financial Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of September, 1997.


                 Signatures                             Title



         /s/ Patricia Jehle                      President and Chief Operating
           Patricia Jehle                        Officer; Director



         /s/ Warren Spector
           Warren J. Spector                              Director

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                       Page


Independent Auditors' Report                                            F-2

Statements of Financial Condition as of June 30, 1997 and 1996          F-3

Statements of  Operation for the fiscal years ended
 June 30, 1997 and 1996                                                 F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1997 and 1996                                     F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1997 and 1996                                                 F-6


Notes to Financial Statements                                           F-7




Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Asset Backed Securities Inc.:

We have audited the accompanying statement of financial condition of Bear Stearns Asset Backed Securities Inc.(the "Company")(a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1997 and 1996, and the related statements of income, cash flows, and changes in stockholder's equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Securities Inc. at June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



September 2, 1997


                               BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                    STATEMENTS OF FINANCIAL CONDITION




                                                                            June 30,           June 30,
                                                                              1997              1996
                                                 ASSETS
Assets
     Receivable from affiliates                                             $    31,705        $   31,705
     Deferred costs                                                             349,522           137,701
            Total Assets                                                    $   381,227        $  169,406
                                                                                =======           =======

                                  LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
     Payable to Parent                                                       $  324,614        $  121,519
      Other liabilities                                                          77,811            63,755
           Total Liabilities                                                 $  402,425        $  185,274


Stockholder's Equity
     Common stock, $1.00 par value;
          1,000 shares authorized;
          1,000 shares outstanding
                                                                                  1,000             1,000
     Accumulated deficit                                                        (22,198)          (16,868)
               Total Stockholder's Equity                                       (21,198)          (15,868)
               Total Liabilities and Stockholder's Equity                    $  381,227        $  169,406
                                                                                =======           =======



See notes to financial statements.







                          BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                   STATEMENTS OF OPERATIONS




                                                                    June 30,          June 30,
                                                                      1997             1996
Revenues
     Principal transactions                                       $                  $ (30,000)
                                                                                       (30,000)
               Total revenues


Expenses
     Other expenses                                                    9,505
                                                                                            678

               Total expenses                                          9,505
                                                                                            678


Loss before benefit from income taxes                                 (9,505)           (30,678)

Benefit from income taxes                                             (4,175)           (13,810)

Net  loss                                                          $  (5,330)         $ (16,868)
                                                                       =====             ======




See notes to financial statements.













                          BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY






                                                      Common Stock              Accumulated
                                                      $1 Par Value                Deficit
Balance, June 30, 1995                                       $   1,000             $


Net loss                                                                            (16,868)

Balance, June 30, 1996                                           1,000              (16,868)


Net loss
                                                                                     (5,330)

Balance, June 30, 1997                                        $  1,000             $(22,198)
                                                                 =====              ========




See notes to financial statements



                               BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                        STATEMENTS OF CASH FLOWS




                                                                          June 30,            June 30,
                                                                            1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $    (5,330)        $  (16,868)
(Increases) in:                                                             (211,821)
   Deferred costs                                                                              (137,701)
   Receivable from affiliates                                                                   (31,705)

Increase in:
   Other liabilities                                                          14,056             63,755
         Cash used in operating activities                                   (203,095)         (122,519)


CASH FLOWS FROM FINANCING ACTIVITIES
Payable to Parent                                                             203,095           121,519
   Capital Contributions from Parent                                                              1,000

          Cash provided by financing activities                               203,095           122,519

   CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                           $                   $





See notes to financial statements.


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


Note 2.        Summary of Significant Accounting Policies

               The Company's policy is to record the securitization and issuance of collateralized debt and the related sale of all of its remaining beneficial ownership interest in the residual cash flow attributable to each series of collateralized debt as a sale of assets. The resultant gain or loss reflects the net proceeds from the collateralized debt issuance and the sale of the beneficial ownership interest less the cost of the underlying collateral and is reflected as principal transaction revenues Deferred organization costs associated with the issuance of the collateralized debt are prepaid issue expenses which are included as a component of the gain or loss upon the sale of the collateralized debt.

               The Company's policy is to sell all of its beneficial ownership interest in each collateralized debt series issued directly or through one or more trusts established by it. Accordingly, as the Company no longer retains an economic interest in the underlying collateral, the assets and liabilities related to each collateralized debt series are not reflected on the Company's Statement of Financial Condition.

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





                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS




Note 3.        Income Taxes

               The difference between the Company's effective tax rate and the statutory federal income tax rate is the effect of state and local income taxes.


Note 4.        Related Party Transactions

               Substantially all of the Company's operating expenses, such as office space and general and administrative expenses, are borne by an affiliate.



