Form 10-Q
period 1997-09-26
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1997-11-10
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 1997

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
(State  or  other   jurisdiction  of    (I.R.S.   EmployerIdentification No.)
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


                                      INDEX





Part I. FINANCIAL INFORMATION

Item 1.           Financial Statement

                  Statements of Financial Condition at September 26, 1997 (Unaudited) and June 30, 1997

                  Statement of Operations (Unaudited) for the three months ended and September 26, 1997 and September 27, 1996

                  Statement of Cash Flows (Unaudited) for the three months ended September 26, 1997 and September 27, 1996

                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  SignaturE

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                             September 26,      June 30,
                                                                                  1997            1997
                                                                              (Unaudited)

Assets
 Receivable from Bear Stearns Securities Corp.                             $  31,705           $  31,705
 Deferred organization costs                                                 349,522             349,522
                                                                           ----------          ---------
           Total Assets                                                    $ 381,227           $ 381,227
                                                                             =======             =======

Liabilities and Stockholder's Equity

 Payable to Parent                                                         $ 215,420           $ 324,614
 Other liabilities                                                           188,039              77,811
                                                                           ------------        ------------
            Total Liabilities                                                403,459             402,425
                                                                           ------------        ------------


Stockholder's Equity

Common Stock, $1.00 par value;
 1,000 shares authorized:                                                      1,000              1,000
 1,000 shares outstanding
Accumulated Deficit                                                          (23,232)           (22,198)
                                                                            ------------       ----------
            Total Stockholder's Equity                                       (22,232)           (21,198)
                                                                            ------------       ----------
            Total Liabilities and Stockholder's Equity                     $ 381,227           $ 381,227
                                                                             =======             =======




See accompanying notes to financial statements.




                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)




                                                                             Three Months Ended
                                                                      September 26,        September 27,
                                                                          1997                 1996

Expenses
     Other expenses                                                      $   1,829        $      206
                                                                         ----------        -----------
     Total expenses                                                          1,829               206
                                                                         ----------        ------------


Loss before benefit from income taxes                                       (1,829)             (206)

Benefit from income taxes                                                     (795)              (93)
                                                                        -----------       -------------


Net loss                                                                 $  (1,034)         $   (113)
                                                                             ======            =======




See accompanying notes to financial statements.






                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)




                                                                                 Three Months Ended
                                                                             September 26,        September 27,
                                                                                  1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $    (1,034)            $      (113)
Increase/(decrease) in:

     Other liabilities                                                         110,228                 (32,776)
                                                                             -------------         ------------
               Cash provided by (used in) operating activities                 109,194                 (32,889)
                                                                             -------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to Parent                                                       (109,194)                 32,889
                                                                             -------------        -------------
              Cash (used in) provided by financing activities                 (109,194)                 32,889
                                                                             -------------        -------------


Cash and cash equivalents, beginning of period                                       -                       -
                                                                             -------------        ------------

Cash and cash equivalents, end of period                                    $        -            $          -
                                                                               ========                =======


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

The Company was formed solely for the purpose of issuing directly or through trusts established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class Securities, Variable Interest Securities, Zero Coupon Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

The Company's net loss for the three months ended September 26, 1997 and September 27, 1996 were $1,034 and $113, respectively.

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



                           Bear Stearns Asset Backed Securities, Inc.
                                            (Registrant)




Date:    November 5, 1997  By:   /s/ William J. Montgoris
                                     William J. Montgoris
                                     Executive Vice President and Treasurer
                                     (Principal Financial Officer)

                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Bear Stearns Asset Backed Securities, Inc.
                                       (Registrant)




Date:    November 5, 1997  By:
                                   William J. Montgoris
                                   Executive Vice President and Treasurer
                                   (Principal Financial Officer)