Form 10-Q
period 1997-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1998-02-17
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

                                       OR

         [ f  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to


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


                                      INDEX





                          Part I. FINANCIAL INFORMATION

Item 1.           Financial Statement
                    Statement of Financial Condition at December 31, 1997
                   (Unaudited) and June 30, 1997 Statement of Operations (Unaudited) for the three months and
                    Six months ended December 31, 1997
                    Statement of Cash Flows (Unaudited) for the six months ended December 31, 1997
                    Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           Part II. OTHER INFORMATION

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENT OF FINANCIAL CONDITION


                                                                       December 31,               June 30,
                                                                           1997                     1997
                                                                        (Unaudited)

Assets
 Receivable from Bear Stearns Securities Corp.                           $     31,705           $      31,705
 Deferred organization costs                                                  349,522                 349,522
                                                                       --------------          --------------
           Total Assets                                                  $    381,227           $     381,227
                                                                             ========                ========

Liabilities and Stockholder's Equity

 Payable to Parent                                                       $     39,410           $     324,614
 Other liabilities                                                            365,551                  77,811
                                                                       --------------           -------------
            Total Liabilities                                                 404,961                 402,425
                                                                       --------------           -------------


Stockholder's Equity

Common Stock, $1.00 par value;
 1,000 shares authorized:                                                       1,000                   1,000
 1,000 shares outstanding
Accumulated Deficit                                                           (24,734)               (22,198)
                                                                        --------------          -------------
            Total Stockholder's Equity                                        (23,734)               (21,198)
                                                                        --------------          -------------
            Total Liabilities and Stockholder's Equity                   $    381,227           $     381,227
                                                                              ========               ========




See accompanying notes to financial statements.




                                              BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                       STATEMENT OF OPERATIONS
                                                             (Unaudited)





                                                           Three Months Ended               Six Months Ended
                                                               December 31,                  December 31,
                                                                   1997                          1997

Expenses
     Other expenses                                              $   1,828                      $   4,489
                                                                ----------                   ------------
     Total expenses                                                  1,828                          4,489
                                                                 ---------                   ------------


Loss before benefit from income taxes                               (1,828)                        (4,489)

Benefit from income taxes                                              795                          1,953
                                                                 ----------                    -----------


Net loss                                                         $  (1,033)                     $  (2,536)
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












                                              BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                       STATEMENT OF CASH FLOWS
                                                             (Unaudited)




                                                                             Six Months Ended
                                                                                    December 31,
                                                                                        1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $      (2,536)
Increase in:

     Other liabilities                                                                    287,740
                                                                                  ---------------
           Cash provided by operating activities                                          285,204
                                                                                  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payable to Parent                                                                   (285,204)
                                                                                  ---------------
           Cash used in financing activities                                             (285,204)
                                                                                  ---------------


Cash and cash equivalents, beginning of period                                           0
                                                                                  ---------------

Cash and cash equivalents, end of period                                            $     0
                                                                                        =========


See accompanying notes to financial statements.





                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)





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

          The Company's net loss for the six months ended December 31, 1997 was $2,536. The Company's net loss for one three months ended December 31, 1997 was $1,033.

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


                                   Bear Stearns Asset Backed Securities, Inc.
                                         (Registrant)



Date:    February 13, 1998           By:   /s/ William J. Montgoris
                                           William J. Montgoris
                                      Executive Vice President and Treasurer
                                          (Principal Financial Officer)











                                    SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Bear Stearns Asset Backed Securities, Inc.
                                  (Registrant)




Date:      February 13, 1998                          By:
                                                William J. Montgoris
                                    Executive Vice President and Treasurer
                                     (Principal Financial Officer)