Form 10-K
period 1997-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1998-03-31
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year ended                          Commission file number
    December 31, 1997                                       333-26051-03



                     AmerUs Home Equity Loan Trust 1997-1
------------------------------------------------------------------------------
       (Name of Trust Fund issuing AmerUs Home Equity Loan Asset-Backed
                         Certificates, Series 1997-1)


                  Bear Stearns Asset Backed Securities, Inc.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                   13-3836437
---------------------------------                  --------------------
  (State or other jurisdiction                       (IRS employer
of incorporation or organization)                   identification no.)


       245 Park Avenue
     New York, New York                                   10167
----------------------------------                 --------------------
    (Address of principal                              (Zip code)
     executive offices)


     Registrant's telephone number, including area code:   (904) 272-4095
                                                           --------------
     Securities registered pursuant to Section 12(b) of the Act:    None
                                                                   ------
     Securities registered pursuant to Section 12(g) of the Act:    None
                                                                   ------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
         Yes  x           No
             ----            ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the
Registrant:  None.

Number of shares of common stock of the Registrant outstanding as of December 31, 1997: Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:

1. Monthly statement sent to Certificateholders with the November 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 1997.

2. Monthly statement sent to Certificateholders with the December 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 1997.




                                    PART I


ITEM 1.      BUSINESS

             Not applicable.


ITEM 2.      PROPERTIES

             Not applicable.


ITEM 3.      LEGAL PROCEEDINGS

             There are no material pending legal proceedings with respect to AmerUs Life Insurance Company (the "Seller" and "Servicer") or the Registrant, or to the best of our knowledge, the Trust Fund or The Bank of New York (the "Trustee"), with respect to the Trust Fund, other than ordinary routine litigation, if any, incidental to the duties of the Trust Fund or of the Trustee, the Servicer or the Registrant under the Pooling and Servicing Agreement relating to the Certificates.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.



                               PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             (a) There is no established public trading market for the Certificates representing undivided interests in the pool established by the Registrant of high balance, adjustable rate, one- to four-family mortgage loans.

             (b) At December 31, 1997, the number of holders of record of the Certificates were as follows:


                                                            Number of
                      AmerUs Home Equity Loan Asset         Record Holders
                      Backed Certificates,
                      Series 1997-1, Class A                     13

             (c)      Not applicable.


ITEM 6.      SELECTED FINANCIAL DATA

             Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Not applicable.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Not applicable.


ITEM 11.     EXECUTIVE COMPENSATION

             Not applicable.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            (a)      Not applicable.

            (b)      Not applicable.

            (c)      Not applicable.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            (a)      Not applicable.



                            PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)      (1)    Not applicable.

                     (2)    Not applicable.

                     (3)    The required exhibits are as follows:

                            Monthly statement sent to
                            Certificateholders with the November 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 1997.

                            Monthly statement sent to
                            Certificateholders with the December 1997 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 1997.

                            Independent Accountants' Report on Management's Assertion About Compliance with Uniform Single Attestation Program Requirements for the year ended December 31, 1997.

                            Officer's Certificate regarding Annual
                            Statement as to Compliance of the Servicer for the year ended December 31, 1997.

            (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                     Date Filed                         Event Reported

                   December 16, 1997.             Monthly statement sent to
                                                  Certificateholders with the
                                                  November 1997 distribution.

                   December 19, 1997.             Monthly statement sent to
                                                  Certificateholders with the
                                                  December 1997 distribution.

            (c) Exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof.

            (d)     Not applicable.


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.


                                BEAR STEARNS ASSET BACKED
                                SECURITIES, INC., as Registrant
                                and on behalf of the Trust Fund


                                By: /s/ Jonathan Lieberman
                                    ______________________________
                                    Name:  Jonathan Lieberman
                                    Title: Vice President


                                 EXHIBIT INDEX

Exhibit No.                                                      Page


   19.1     Report Furnished to Security-Holders
            (Filed on December 16,  1997 as part
            of the Registrant's current report on
            Form 8-K)............................................. *

   19.2     Report Furnished to Security-Holders
            (Filed on December 19, 1997 as part of
            the Registrant's current report on
            Form 8-K)............................................. *

   99.1     Independent Accountants' Report on
            Management's Assertion About Compliance
            with Uniform Single Attestation
            Program Requirements of AmerUs Bank
            (as sub-servicer for the Servicer) for
            the year ended December 31, 1997...................... 9

   99.2     Officer's Certificate regarding Annual
            Statement as to Compliance of the
            Servicer for the year ended
            December 31, 1997......................................10



                                 Exhibit 99.1


                      INDEPENDENT ACCOUNTANT'S REPORT ON
                 MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
                UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


The Board of Directors
AmerUs Bank:


We have examined management's assertion about AmerUs Bank's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1997, included in the accompanying management assertion. Management is responsible for AmerUs Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AmerUs Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provided a legal determination on AmerUs Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that AmerUs Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997, is fairly stated, in all material respects.


                                           /s/ KPMG Peat Marwick LLP

January 23, 1998





                                 Exhibit 99.2

                             OFFICER'S CERTIFICATE
                       ANNUAL STATEMENT AS TO COMPLIANCE
                           FOR THE YEAR ENDING 1997


RE: POOLING AND SERVICING AGREEMENT dated as of October 1, 1997, among BEAR STEARNS ASSET BACKED SECURITIES, INC., as depositor, AMERUS LIFE INSURANCE COMPANY, as Servicer, and THE BANK OF NEW YORK, as trustee.


         Pursuant to the above Agreement, the Servicer hereby states:

         (a) A review of the activities of the Servicer during the period October 1, 1997 to December 31, 1997 and of its performance under the Agreement has been made under the supervision of the undersigned officer, and

         (b) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its material obligations under the Agreement throughout such year.

         Dated March 24, 1998




                                        AmerUs Life Insurance Company



                                        By:  /s/ Steven L. Schipper
                                            ----------------------------
                                                 Steven L. Schipper
                                            Director, Structured Finance