Form 10-Q
period 1998-03-27
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1998-05-11
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 1998

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


INDEX





Part I. FINANCIAL INFORMATION

Item 1. Financial Statement
Statement of Financial Condition at March 27, 1998 (Unaudited) and June 30, 1997 Statement of Operations (Unaudited) for the three months and nine months ended March 27, 1998 Statement of Cash Flows (Unaudited) for the nine months ended March 27, 1998 Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Part II. OTHER INFORMATION

Item 3. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature

                            BEAR STEARNS ASSET BACKED SECURITIES, INC.
                               STATEMENT OF FINANCIAL CONDITION


                                                                         March 27,                June 30,
                                                                           1998                     1997
                                                                        (Unaudited)

Assets
  Receivable from Bear Stearns Securities Corp.                          $     31,705           $      31,705
  Deferred organization costs                                                 756,478                 349,522
                                                                            ---------             -----------
         Total Assets                                                    $    788,183           $     381,227
                                                                            =========             ===========

Liabilities and Stockholder's Equity

  Payable to Parent                                                      $    698,336           $     324,614
  Other liabilities                                                           115,311                  77,811
                                                                             --------                 -------
         Total Liabilities                                                    813,647                 402,425
                                                                             --------                 -------


Stockholder's Equity

Common Stock, $1.00 par value;
  1,000 shares authorized;
  1,000 shares outstanding                                                      1,000                   1,000
Accumulated Deficit                                                           (26,464)               (22,198)
                                                                            ----------             ----------
         Total Stockholder's Equity                                           (25,464)               (21,198)
                                                                            ----------             ----------
         Total Liabilities and Stockholder's Equity                      $    788,183           $     381,227
                                                                            ==========             ==========




See accompanying notes to financial statements.




                                           BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                    STATEMENT OF OPERATIONS
                                                          (Unaudited)





                                                           Three Months Ended              Nine Months Ended
                                                                March 27,                     March 27,
                                                                   1998                          1998

Expenses
   Other expenses                                                $   3,066                      $   7,554
                                                                  --------                     ----------
   Total expenses                                                    3,066                          7,554
                                                                  --------                     ----------


Loss before benefit from income taxes                               (3,066)                        (7,554)

Benefit from income taxes                                            1,335                          3,288
                                                                  ---------                      ---------


Net loss                                                         $  (1,731)                     $  (4,266)
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






                                           BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                    STATEMENT OF CASH FLOWS
                                                          (Unaudited)




                                                                                 Nine Months Ended
                                                                                       March 27,
                                                                                         1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $      (4,266)

(Increase) in:
     Deferred organization costs                                                         (406,955)

Increase in:
     Other liabilities                                                                     37,500
                                                                                  ---------------
           Cash provided by operating activities                                         (373,721)
                                                                                  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payable to Parent                                                                    373,721
                                                                                    -------------
           Cash provided by financing activities                                          373,721
                                                                                    -------------


Cash and cash equivalents, beginning of period                                            0
                                                                                     ------------

Cash and cash equivalents, end of period                                            $     0
                                                                                      ===========


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

     The Company's net loss for the nine months ended March 27, 1998 was $4,266. The Company's net loss for the three months ended March 27, 1998 was $1,731.

                  Part II.    OTHER INFORMATION


Item 3.           Legal Proceedings

                  No legal proceedings are pending.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                             None

                  (b)      Reports on Form 8-K:

 No reports on Form 8-K have been filed during the period covered by this report

                                    SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Bear Stearns Asset Backed Securities, Inc.
                                  (Registrant)



Date: May 4, 1998                       By: /s/ William J. Montgoris
                                                William J. Montgoris
                                    Executive Vice President and Treasurer
                                         (Principal Financial Officer)