Form 10-K
period 1998-06-30
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1998-09-28
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form l0-K

              [ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1998

                                      or

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

                             urities  registered pursuant to Section
12(g) of the Act:

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

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS   (Continued)

          The Company incurred net income for the fiscal year ended June 30, 1998 in the amount of $59,522. The Company incurred net loss for the fiscal years ended June 30, 1997 and 1996 in the amount of $5,330 and $16,868, respectively.


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

                                       PART IV

           (b)  Reports on Form 8-K

                No reports or Form 8-K have been filed during the fiscal year ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 1998.


                                   Bear Stearns Asset Backed Securities, Inc.
                                         (Registrant)


                                   By: /s/ William J. Montgoris
                                       William J. Montgoris
                                       Executive Vice President and Treasurer
                                       (Principal Financial Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of September, 1998.


               Signatures                                     Title



         /s/ Patricia Jehle                       President and Chief Operating
           Patricia Jehle                         Officer; Director



         /s/ Warren Spector
           Warren J. Spector                                  Director

                     BEAR STEARNS ASSET BACKED SECURITIES, INC.

                           INDEX TO FINANCIAL STATEMENTS





                                                                         Page


Independent Auditors' Report                                             F-2

Statements of Financial Condition as of June 30, 1998 and 1997           F-3

Statements of  Operations for the fiscal years ended
 June 30, 1998, 1997 and 1996                                            F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1998, 1997 and 1996                                F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1998, 1997 and 1996                                            F-6


Notes to Financial Statements                                            F-7




    Financial Statement Schedules are omitted because they are inapplicable or the information is included in the financial statements or notes thereto.




                                                                      Page F-1

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Asset Backed Securities Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Asset Backed Securities Inc. (the "Company") (a wholly-owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Securities Inc. at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



September 9, 1998







                                                                      Page F-2

                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     June 30,           June 30,
                                                        1998              1997
                                  ASSETS

Assets
     Receivable from affiliates                    $   31,697        $   31,705
     Deferred costs                                   771,784           349,522
            Total Assets                           $  803,481        $  381,227


                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Liabilities
     Payable to Parent                             $  765,157        $  324,614
     Other liabilities                                      0            77,811
           Total Liabilities                       $  765,157        $  402,425


Stockholder's Equity
     Common stock, $1.00 par value;
          1,000 shares authorized;
          1,000 shares outstanding                      1,000            1,000


     Accumulated earnings (deficit)                    37,324          (22,198)
       Total Stockholder's Equity (Deficit)            38,324          (21,198)
       Total Liabilities and Stockholder's Equity     803,481        $  381,227




See notes to financial statements.







                                                                      Page F-3

                          BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                   STATEMENTS OF OPERATIONS



                                     June 30,          June 30,        June 30,
                                        1998              1997            1996

Revenues
     Principal transactions         $115,311         $    -           $(30,000)


              Total revenues         115,311              -            (30,000)


Expenses
     Other expenses                    9,923            9,505              678

               Total expenses          9,923            9,505              678


Income (loss) before income taxes    105,388           (9,505)         (30,678)

Income tax expense (benefit)          45,866           (4,175)         (13,810)

Net  income (loss)                 $  59,522         $ (5,330)       $ (16,868)





See notes to financial statements.








                                                                      Page F-4

                      BEAR STEARNS ASSET BACKED SECURITIES, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY




                                                                   Accumulated
                                         Common Stock                Earnings
                                         $1 Par Value                (Deficit)

Balance, June 30, 1995                   $      1,000                $  -

Net loss                                                             $ (16,868)

Balance, June 30, 1996                          1,000                  (16,868)

Net loss                                           -                    (5,330)

Balance, June 30, 1997                          1,000                  (22,198)

Net income                                         -                    59,522

Balance, June 30, 1998                   $      1,000               $   37,324




See notes to financial statements.





                                                                      Page F-5

                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                STATEMENTS OF CASH FLOWS




                                           June 30,     June 30,        June 30,
                                              1998         1997            1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                     $     59,522  $    (5,330)     $  (16,868)
(Increases) Decreases in:
   Deferred costs                         (422,262)    (211,821)       (137,701)
   Receivable from affiliates                    8         -            (31,705)


Increase (Decreases):
   Other liabilities                       (77,810)      14,056          63,755
      Cash used in operating activities   (440,542)    (203,095)       (122,519)


CASH FLOWS FROM FINANCING ACTIVITIES
Payable to Parent                          440,542      203,095         121,519
   Capital Contributions from Parent          -           -               1,000

     Cash provided by financing activities 440,542      203,095         122,519

   CASH AND CASH EQUIVALENTS,
    END OF YEAR                           $     -     $       -       $       -





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








                                                                      Page F-8