Form 10-Q
period 1998-09-25
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1998-11-09
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 25, 1998

                                                        OR

         [ f  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to


                                          Commission File Number 33-93574


                          Bear Stearns Asset Backed Securities, Inc.
                    (Exact name of registrant as specified in its charter)


           Delaware                                  13-383643
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


      245 Park Avenue, New York, New York         10167
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


                                                       INDEX





                                           Part I. FINANCIAL INFORMATION

Item 1.          Financial Statement
                 Statement of Financial Condition at September 25, 1998 (Unaudited) and June 30, 1998
                 Statement of Operations (Unaudited) for the three months ended September 25, 1998 and September 26, 1997
                 Statement of Cash Flows (Unaudited) for the three months ended
                  September 25, 1998
                 Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                            Part II. OTHER INFORMATION

Item 3.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature

                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                         STATEMENT OF FINANCIAL CONDITION


                                                                       September 25,              June 30,
                                                                           1998                     1998
                                                                        (Unaudited)

Assets
  Receivable from Bear Stearns Securities Corp.                          $     31,681           $      31,697
  Deferred organization costs                                                 771,784                 771,784
                                                                       --------------          --------------
         Total Assets                                                    $    803,465           $     803,481
                                                                             ========                ========

Liabilities and Stockholder Equity

  Payable to Parent                                                      $    766,501           $     765,156
  Other liabilities                                                               ---                      --
                                                                       --------------           -------------
         Total Liabilities                                                    766,501                 765,156
                                                                       --------------           -------------


Stockholder Equity

Common Stock, $1.00 par value;
  1,000 shares authorized:
  1,000 shares outstanding                                                      1,000                  1,000
Retained earnings                                                              35,964                 37,324
                                                                        --------------          -------------
         Total Stockholder Equity                                              36,964                 38,324
                                                                        --------------          -------------
         Total Liabilities and Stockholder Equity                         $   803,465          $     803,481
                                                                        ==============          =============




See accompanying notes to financial statements.




                                     BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)




                                                           Three Months Ended              Three Months Ended
                                                              September 25,                 September 26,
                                                                   1998                          1997

Expenses
   Other expenses                                                $   2,409                      $   1,828
                                                                ----------                   ------------
   Total expenses                                                    2,409                          1,828
                                                                 ---------                   ------------


Loss before benefit from income taxes                               (2,409)                        (1,828)

Benefit from income taxes                                           (1,048)                          (795)
                                                                 ----------                    -----------


Net loss                                                         $  (1,361)                     $  (1,033)
                                                                    =======                        =======




See accompanying notes to financial statements.






                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)




                                                                             Three Months Ended
                                                                                   September 25,
                                                                                        1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $     (1,361)

Increase in:
     Receivable from affiliates                                                              (16)


                                                                                  ---------------
           Cash used in by operating activities                                           (1,345)
                                                                                  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payable to Parent                                                                     1,345
                                                                                  ---------------
           Cash used in financing activities                                               1,345
                                                                                  ---------------


Cash and cash equivalents, beginning of period                                                 0
                                                                                  ---------------

Cash and cash equivalents, end of period                                            $          0
                                                                                  ===============


See accompanying notes to financial statements.





                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                           NOTES TO FINANCIAL STATEMENTS
                                                    (UNAUDITED)





Note 1.           Organization

                  Bear Stearns Asset Backed Securities, Inc. (the Company), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies Inc. ("Bear Stearns"), was organized on June 2, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The  Companys  principal  business  activity  is  the
                  issuing,   directly  or  through  trusts established by it,
                  in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

                  The Company net loss for the three months ended
                  September 25, 1998 was $1,361. The Company net loss for the three months ended September 25, 1997 was $1,033.

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


                                      Bear Stearns Asset Backed Securities, Inc.
                                                 (Registrant)




Date:    November 6, 1998         By:   /s/ William J. Montgoris
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)

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



                                    Bear Stearns Asset Backed Securities, Inc.
                                                (Registrant)




Date:      November 6, 1998             By:
                                        William J. Montgoris
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)