Form 10-Q
period 1998-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1999-02-17
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended December 31, 1998

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


                                                       INDEX





                               Part I. FINANCIAL INFORMATION

Item 1.      Financial Statement
                Statement of Financial Condition at December 31, 1998
                    (Unaudited) and June 30, 1998
                Statement of Operations (Unaudited) for the three months
                    ended December 31, 1998 and for the six months ended December 31, 1998
                Statement of Cash Flows (Unaudited) for the six months ended
                    December 31, 1998
                Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

                  Signature

                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                         STATEMENT OF FINANCIAL CONDITION


                                         December 31,               June 30,
                                             1998                     1998
                                         (Unaudited)

Assets
  Receivable from Bear Stearns
         Securities Corp.              $     31,679           $      31,697
  Deferred costs                            798,777                 771,784
                                       --------------          --------------
     Total Assets                      $    830,456           $     803,481
                                           ========                ========

Liabilities and Stockholders Equity

  Payable to Parent                    $    794,673           $     765,156
                                       --------------           -------------
     Total Liabilities                      794,673                 765,156
                                       --------------           -------------


Stockholders Equity

Common Stock, $1.00 par value;
  1,000 shares authorized:
  1,000 shares outstanding                    1,000                   1,000
Retained earnings                            34,783                  37,324
                                       --------------          -------------
     Total Stockholders Equity               35,783                  38,324
                                       --------------          -------------
     Total Liabilities and
          Stockholders Equity         $     830,456           $     803,481
                                            ========               ========




See accompanying notes to financial statements.




                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)





                                                           Three Months Ended               Six Months Ended
                                                               December 31,                  December 31,
                                                                   1998                          1998

Expenses
   Other expenses                                                $   2,093                      $   4,502
                                                                ----------                   ------------
   Total expenses                                                    2,093                          4,502
                                                                 ---------                   ------------


Loss before benefit from income taxes                               (2,093)                        (4,502)

Benefit from income taxes                                              912                          1,960
                                                                 ----------                    -----------


Net loss                                                         $  (1,181)                     $  (2,542)
                                                                    =======                        =======





See accompanying notes to financial statements.






                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)




                                                                  Six Months Ended        Six Months Ended
                                                                       December 31,            December 31,
                                                                           1998                    1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $     (2,542)                $    (2,536)

Increase in:
     Receivable from affiliates                                              18                       ---
      Deferred Costs                                                    (26,993)                      ---
      Other Liabilities                                                      ---                    287,740
                                                                ---------------              ---------------
      Cash (Used in) provided by operating activities                   (29,517)                    285,204
                                                                ---------------              ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in payable to Parent                            29,517                    (285,204)
                                                                ---------------              ---------------
      Cash provided by (used in) financing activities                    29,517                    (285,204)
                                                                ---------------              ---------------


Cash and cash equivalents, beginning of period                            0                         0
                                                                ---------------              ---------------

Cash and cash equivalents, end of period                          $       0                   $     0
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

The Companys net loss for the three months ended December 31, 1998 was $1,181. The Companys net loss for the six months ended December 31, 1998 was $2,542.


     Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. All hardware and software used by the Company is through The Bear Stearns Companies, Inc. and affiliates (BSC)and therefore this discussion represents the year 2000 issue for BSC taken as a whole. BSC has determined that they need to modify or replace portions of their software and hardware so that its computer system will properly utilize dates beyond December 31, 1999.

     Over three years ago, BSC established a task force to review and develop an action plan to address the Year 2000 issue. BSCs action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which BSC is vulnerable to those third parties failure to remediate their own year 2000 issues. BSC has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and plans to test compatibility with such converted systems. BSC1 also participates in industry-wide tests.

     BSC has and will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. To date, the amounts incurred and expensed related to the assessment of, and efforts in connection with, the Year 2000 and the development of a remediation plan have approximated $31.3 million. BSCs total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. BSCs total remaining Year 2000 project cost is estimated at approximately $28.7 million which will be funded through operating cash flows and expensed as incurred.

     BSC presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. BSC has substantially completed the reprogramming and replacement phase of the project. Testing has commenced and will proceed through calendar 1999. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the BSC.

     Additionally, there can be no assurance that the systems of other companies on which BSCs systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BSCs systems, would not have a material adverse effect on BSC. While BSC does not have a specific, formal contingency plan, the BSCs action plan is designed to safeguard the interests of the BSC and its customers. BSC believes that this action plan significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, BSC is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, BSC will work with other firms in the industry to plan an appropriate course of action.

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


                                   Bear Stearns Asset Backed Securities, Inc.
                                                      (Registrant)




Date:    February 12, 1999          By:   /s/ William J. Montgoris
                                          William J. Montgoris
                                          Executive Vice President and Treasurer
                                         (Principal Financial Officer)