Form 10-Q
period 1999-03-26
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1999-05-10
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 26, 1999

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


                                                       INDEX





                               Part I. FINANCIAL INFORMATION

Item 1.      Financial Statements
                Statement of Financial Condition at March 26, 1999
                    (Unaudited) and June 30, 1998
                Statement of Operations (Unaudited) for the three months
                    ended March 26, 1999 and for the nine months ended
                    March 26, 1999
                Statement of Cash Flows (Unaudited) for the nine months ended
                    March 26, 1999
                Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

                  Signature

                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                         STATEMENT OF FINANCIAL CONDITION


                                           March 26,               June 30,
                                             1999                     1998
                                         (Unaudited)

Assets
  Receivable from Bear Stearns
         Securities Corp.              $     31,678           $      31,697
  Deferred costs                            712,446                 771,784
                                       --------------          --------------
     Total Assets                      $    744,124           $     803,481
                                       ==============          ==============

Liabilities and Stockholders Equity

  Payable to Parent                    $    710,026           $     765,157
                                       --------------           -------------
     Total Liabilities                      710,026                 765,157
                                       --------------           -------------


Stockholders Equity

Common Stock, $1.00 par value;
  1,000 shares authorized:
  1,000 shares outstanding                    1,000                   1,000
Retained earnings                            33,098                  37,324
                                       --------------          -------------
     Total Stockholders Equity               34,098                  38,324
                                       --------------          -------------
     Total Liabilities and
          Stockholders Equity         $     744,124           $     803,481
                                       ==============          =============




See accompanying notes to financial statements.




                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)





                                                           Three Months Ended              Nine Months Ended
                                                                March 26,                      March 26,
                                                                   1999                          1999

Expenses
   Other expenses                                                $   2,981                      $   7,484
                                                                ----------                   ------------
   Total expenses                                                    2,981                          7,484
                                                                 ---------                   ------------


Loss before benefit from income taxes                               (2,981)                        (7,484)

Benefit from income taxes                                            1,297                          3,258
                                                                 ----------                    -----------


Net loss                                                         $  (1,684)                     $  (4,226)
                                                                 ==========                    ===========





See accompanying notes to financial statements.






                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)




                                                                 Nine Months Ended       Nine Months Ended
                                                                    March 26,                March 27,
                                                                       1999                    1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $   (4,226)                  $   (4,266)

Increase in:
     Receivable from affiliates                                           19                     (406,955)
      Deferred Costs                                                  59,338                            -
      Other Liabilities                                                    -                       37,500
                                                                ---------------              ---------------
      Cash provided by (used in) operating activities                 55,131                     (373,721)
                                                                ---------------              ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
     (Decrease) increase in payable to Parent                        (55,131)                     373,721
                                                                ---------------              ---------------
      Cash (used in) provided by financing activities                (55,131)                     373,721
                                                                ---------------              ---------------


Cash and cash equivalents, beginning of period                             0                            0
                                                                ---------------              ---------------

Cash and cash equivalents, end of period                          $        0               $            0
                                                                ===============              ===============





See accompanying notes to financial statements.





                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                           NOTES TO FINANCIAL STATEMENTS
                                                    (UNAUDITED)


Note 1.           Organization

     Bear Stearns Asset Backed Securities, Inc. (the "Company"), a direct wholly-owned limited purpose subsidiary of The Bear Stearns Companies, Inc. ("Bear Stearns"), was organized on June 2, 1995.

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

The Company's net loss for the three months ended March 26, 1999 was $1,684. The Company's net loss for the nine months ended March 26, 1998 was $4,226.


     Year 2000 Issue

     The Year 2000 issue is the result of legacy computer programs being written using two digits rather than four digits to define the applicable year and therefore, without consideration of the impact of the upcoming change in the century. Such programs may not be able to accurately process dates ending in the year 2000 and thereafter. The Company determined that it needed to modify or replace portions of its software and hardware so that its computer systems would properly utilize dates beyond December 31, 1999.

     Over four years ago, the Company established a task force to review and develop an action plan to address the Year 2000 issue. The Companys action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and is in the process of testing compatibility with such converted systems. The Company also participates actively in industry-wide tests.

     The Company has and will continue to test the software and hardware for Year 2000 modifications. To date, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $45.8 million. The Companys total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $14.2 million, which will be funded through operating cash flows and primarily expensed as incurred.

     The Company presently believes that the activities that it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Company has substantially completed the reprogramming and replacement phase of the project. Testing is in progress and is expected to be completed in fiscal year 1999 with additional testing, as deemed appropriate, through the end of the calendar year. However, if such modifications and conversions are not operationally effective on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, there can be no assurance that the systems of other companies on which the Companys systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Companys systems, would not have a material adverse effect on the Company. The Company has developed an action plan and a formal contingency plan designed to safeguard the interests of the Company and its customers. The Company believes that these plans significantly reduces the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Company is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Company will work with other firms in the industry to plan an appropriate course of action.

                  Part II.    OTHER INFORMATION


Item 1.           Legal Proceedings

                  No legal proceedings are pending.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                             None

                  (b)      Reports on Form 8-K:

During the quarter, the Company filed the following current reports on Form 8-K.

(i) A Current Report on Form 8-K dated December 30, 1998 and filed on January 15, 1999, pertaining to the filing of Pooling and Servicing Agreement of Home Equity Loan Asset-Backed Certificates, Series 1998-0F54.

(ii) A Current Report on Form 8-K dated January 26, 1999 and filed on January 28, 1999, pertaining to the filing of computational materials in connection with the proposed offering of the Irwin Home Equity Corporation Home Equity Asset Backed Certificates, Series 1999-1.

(iii) A Current Report on Form 8-K dated February 18, 1999 and filed on February 22, 1999, pertaining to filing a prospectus and a prospectus supplement relating to its Irwin Equity Asset Backed Certificates, Series 1999-1.

(iv) A Current Report on Form 8-K dated March 10, 1999 and filed on March 10, 1999, pertaining to the filing of Computational Materials in connection with the proposed offering of the United National Bank Home Loan Asset-Backed Notes, Series 1999-1.

(v)     A Current Report on form 8-K dated February 25, 1999 and filed on
March 12, 1999, pertaining to the filing of Pooling and Servicing Agreement of the American Residential Home Equity Loan Trust Asset-Backed Certificates, Series 1998-1.

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


                                   Bear Stearns Asset Backed Securities, Inc.
                                                      (Registrant)




Date:    May 12, 1999         By:   /s/ William J. Montgoris
                                          William J. Montgoris
                                          Executive Vice President and Treasurer
                                         (Principal Financial Officer)