Form 10-K
period 1999-06-30
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1999-09-28
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form l0-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

                                       or

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

                               245 Park Avenue
                           New York, New York 10167
                               (212) 272-2000
               (Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)


              Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
           Title of each class                        which registered

                  None                                       -

            Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 8, 1999.

               1 share of Common Stock, par value $1,000.00 per share


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                   PART I


ITEM 1 - BUSINESS

Bear Stearns Asset Backed Securities, Inc. (the "Company") was organized by, and is a direct wholly owned limited purpose subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on June 2, 1995.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.


                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common equity of the Company. All of the issued and outstanding shares of such common equity are owned by the Parent.


ITEM 6 - SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business activity is the issuing, directly or through trust established by it, in series, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, PAC Securities, Variable Interest Securities, Zero Coupon Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS    (Continued)

The Company incurred a net loss for the fiscal year ended June 30, 1999 of $3,517. The Company's net income for the fiscal year ended June 30, 1998 was $59,522 and net loss for the fiscal year ended June 30, 1997 was $5,330.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not be able to accurately process dates ending in the year 2000 and thereafter.

Over four years ago, the Parent established a task force to review and develop an action plan to address the Year 2000 issue. The Parent's action plan addresses both information technology and non-information technology system compliance issues. Since then, the ongoing assessment and monitoring phase has continued and includes assessment of the degree of compliance of its significant vendors, facility operators, custodial banks and fiduciary agents to determine the extent to which the Parent is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Parent has contacted all significant external vendors in an effort to confirm their readiness for the Year 2000 and tested compatibility with such systems. The Parent also participates actively in various industry-wide tests.

Through June 30, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $63.1 million of which approximately $8.9 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $11.9 million, which will be funded through operating cash flows and primarily expensed as incurred.

The Parent presently believes that the activities it is undertaking in the Year 2000 project should satisfactorily resolve Year 2000 compliance exposures within its own systems worldwide. The Parent has completed the reprogramming and replacement phase of the project. Additional testing will continue through the end of the calendar year as deemed appropriate. There can be no assurance that the systems of other companies on which the Parent's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Parent's systems, would not have a material adverse effect on the Parent. The Parent has developed an action plan and a formal contingency plan designed to safeguard the interests of the Parent and its customers. The Parent believes that these plans significantly reduce the risk of a Year 2000 issue serious enough to cause a business disruption. With regard to Year 2000 compliance of other external entities, the Parent is monitoring developments closely. Should it appear that a major utility, such as a stock exchange, would not be ready, the Parent will work with other firms in the industry to plan an appropriate course of action.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item and included in this Report are listed in the index appearing on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.


                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

The Financial Statements and Financial Statement Schedules required by this Item and included in this report are listed in the index appearing on page F-1.

Exhibits

(3) Articles of Incorporation and By-laws, incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registration Statement on Form S-3 (No.33-93574).

(27) Financial Data Schedule

(b) Reports on Form 8-K

During the quarter ended June 30, 1999, the Company filed the following Current Reports on Form 8-K :

(i) A  Current  Report on Form 8-K  dated  March 25,  1999 and filed on April 9,
1999, pertaining to the filing of a monthly report distributed to holders of Irwin Home Equity Asset Backed Certificates, Series 1999-1, relating to the March 25, 1999 distribution.

(ii) A Current Report on Form 8-K dated April 9, 1999 and filed on April 9, 1999, pertaining to the filing of Computational Materials in respect of American Residential Eagle Bond Trust 1999-1 Mortgage-Backed LIBOR Notes, Class A, Series 1999-1.

(iii) A Current Report on Form 8-K dated April 9, 1999 and filed on April 9, 1999, pertaining to the filing of Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

(iv) A Current Report on Form 8-K dated April 13, 1999 and filed on April 13, 1999, pertaining to the filing of a prospectus and prospectus supplement relating to the Mortgage-Backed LIBOR Notes, Class A, Series 1999-1 of American Residential Eagle Bond Trust 1999-1.

(v) A Current Report on Form 8-K dated April 16, 1999 and filed on April 16, 1999, pertaining to the filing of the Sale and Service Agreement, the Trust
Agreement, the Indenture, the Home Loan Purchase Agreement and the Administration Agreement in connection with the offering of the United National Bank Home Loan Owner Trust 1999-1 Home Loan Asset- Backed Notes, Series 1999-1.

(vi) A Current Report on Form 8-K dated April 28, 1999 and filed on April 29, 1999, pertaining to the filing of publicly offered American Residential Eagle Bond Trust 1999-1 Mortgage- Backed LIBOR Notes, Class A, Series 1999-1.

(vii) A Current Report on Form 8-K dated May 4, 1999 and filed on May 12, 1999, pertaining to the filing of Computational Materials in respect of the proposed offering of the Irwin Home Equity Loan Trust 1999-2, Home Equity Loan-Backed Notes, Series 1999-2.

(viii) A Current Report on Form 8-K dated May 26, 1999 and filed on May 26, 1999, pertaining to the filing of a prospectus and prospectus supplement relating to the Irwin Home Equity Loan Trust 1999-2, Home Equity Loan-Backed Notes, Series 1999-2.

(ix) A Current Report on Form 8-K dated May 26, 1999 and filed on May 26, 1999, pertaining to the filing of Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

(x) A Current Report on Form 8-K dated June 7, 1999 and filed on June 9, 1999, pertaining to the filing of Computational Materials related to the proposed offering of the GMACM Revolving Home Equity Loan Trust 1999-1, Home Equity Loan-Backed Term Notes, Series 1999-1.

(xi) A Current Report on Form 8-K dated June 16, 1999 and filed on June 17, 1999, pertaining to the filing of a prospectus and prospectus supplement relating to the GMACM Revolving Home Equity Loan Trust 1999-1, Home Equity Loan-Backed Term Notes, Series 1999-1.

(xii) A Current Report on Form 8-K dated June 17, 1999 and filed on June 17, 1999, pertaining to the filing of Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1999.


                                   Bear Stearns Asset Backed Securities, Inc.
                                                (Registrant)


                                        By: /s/ Samuel L. Molinaro Jr.
                                            Samuel L. Molinaro Jr.
                                            Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 1999.


        Signatures                                     Title




    /s/ Patricia A.Jehle                         President, Chief Executive
    Patricia A.Jehle                             Officer and Director


    /s/ Samuel L. Molinaro Jr.                   Chief Financial Officer
    Samuel L. Molinaro Jr.


    ________________________                     Chairman of the Board and
    Jeffrey Mayer                                Director


    /s/ Thomas Marano                            Director
    Thomas Marano


    /s/ Juliana C. Johnson                       Independent Director
    Juliana C. Johnson

                    BEAR STEARNS ASSET BACKED SECURITIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page


Independent Auditors' Report                                        F-2

Statements of  Income for the fiscal years ended
 June 30, 1999, 1998 and 1997                                       F-3

Statements of Financial Condition as of June 30, 1999 and 1998      F-4

Statements of Changes in Stockholder's Equity for the fiscal
 years ended June 30, 1999, 1998 and 1997                           F-5

Statements of Cash Flows for the fiscal years ended
 June 30, 1999, 1998 and 1997                                       F-6

Notes to Financial Statements                                       F-7




Financial Statement Schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder,
Bear Stearns Asset Backed Securities Inc.:

We have audited the accompanying statements of financial condition of Bear Stearns Asset Backed Securities Inc. (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) as of June 30, 1999 and 1998, and the related statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bear Stearns Asset Backed Securities Inc. at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



                                             /s/ Deloitte & Touche LLP
                                             DELOITTE & TOUCHE LLP
                                             New York, New York
                                             September 22, 1999

                     BEAR STEARNS ASSET BACKED SECURITIES, INC.
                              STATEMENTS OF INCOME




                                      June 30,       June 30,       June 30,
                                       1999            1998           1997
                                      -------        -------        -------
Revenues
     Principal transactions           $ 3,647       $ 115,311       $   -
                                        -----         -------         ----

               Total revenues           3,647         115,311           -

Expenses
     Other expenses                     9,875           9,923        9,505
                                        -----           -----        -----

               Total expenses           9,875           9,923        9,505


(Loss) income before income tax
   (benefit) expense                   (6,228)        105,388       (9,505)
Income tax (benefit) expense           (2,711)         45,866       (4,175)
                                       ------          ------       ------

Net  (loss)  income                  $ (3,517)       $ 59,522      $(5,330)
                                       ======          ======       =======


See Notes to Financial Statements.

                     BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          STATEMENTS OF FINANCIAL CONDITION



                                                        June 30,       June 30,
                                                         1999            1998
                                                        -------        -------
Assets
     Receivable from affiliates                        $ 31,678       $ 31,697

     Deferred costs                                     526,715        771,784
                                                        -------        -------
           Total Assets                                $558,393      $ 803,481
                                                        =======        =======
Liabilities
     Payable to Parent                                 $523,586       $765,157
                                                        -------        -------
           Total Liabilities                            523,586        765,157

Stockholder's Equity
     Common stock, $1,000.00 par value;
          100 shares authorized; 1 share issued
            and outstanding;                              1,000          1,000

     Retained earnings                                   33,807         37,324
                                                         ------         ------
           Total Stockholder's Equity                    34,807         38,324

           Total Liabilities and Stockholder's Equity  $558,393       $803,481
                                                        =======        =======



See Notes to Financial Statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                                                 Retained
                                   Common Stock                  Earnings
                                 $1,000 Par Value                (Deficit)
                                  --------------                 --------
Balance, June 30, 1996              $ 1,000                      $(16,868)


Net loss                                -                          (5,330)

                                      -----                       -------
Balance, June 30, 1997                1,000                       (22,198)


Net income                              -                          59,522

                                      -----                        ------
Balance, June 30, 1998                1,000                        37,324


Net loss                                -                          (3,517)
                                      -----                        ------
Balance, June 30, 1999              $ 1,000                       $33,807
                                      =====                        ======

See Notes to Financial Statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                           STATEMENTS OF CASH FLOWS



                                                June 30,    June 30,    June 30,
                                                  1999        1998        1997
                                                ------      -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net  (loss) income                            $ (3,517)     $59,522    $ (5,330)

Decreases (increases) in:
   Deferred costs                              245,069     (422,262)  ( 211,821)
   Receivable from affiliates                       19            8         -


(Decrease) increase in other liabilities             -      (77,810)     14,056
                                               -------      -------     -------
 Cash provided by (used in) operating
  activities                                   241,571     (440,542)   (203,095)

 CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in payable to Parent      (241,571)     440,542     203,095

 Cash (used in) provided by financing         --------      -------     -------
  activities                                  (241,571)     440,542     203,095

 CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                   0            0           0
                                               -------       ------     -------
 CASH AND CASH EQUIVALENTS,
 END OF YEAR                                  $      0     $      0    $      0
                                               =======       ======     =======


 See Notes to Financial Statements.

                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1. Organization

Bear Stearns Asset Backed Securities, Inc. (the "Company") was organized by, and is a direct wholly owned limited purpose finance subsidiary of The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on June 2, 1995.

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


Note 2. Summary of Significant Accounting Policies

The Company's policy is to record the securitization and issuance of collateralized debt and the related sale of all of its remaining beneficial ownership interest in the residual cash flow attributable to each series of collateralized debt as a sale of assets. The resultant gain or loss reflects the net proceeds from the collateralized debt issuance and the sale of the beneficial ownership interest less the cost of the underlying collateral and is reflected as principal transaction revenues. Deferred organization costs associated with the issuance of the collateralized debt are prepaid issue expenses which are included as a component of the gain or loss upon the sale of the collateralized debt.

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


Note 4. Related Party Transactions

Substantially all of the Company's operating expenses, such as office space and general and administrative expenses, are initially paid for by an affiliate. The affiliate allocates to the Company all of the operating expenses.