Form 10-Q
period 1999-09-24
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 1999-11-08
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 24, 1999

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.

                                      INDEX



Part I.         FINANCIAL INFORMATION


Item 1.         Financial Statements

                  Statements of Financial Condition at September 24, 1999
                    (Unaudited) and June 30, 1999
                  Statements of Income (Unaudited) for the three months ended
                    September 24,1999 and September 25, 1998
                  Statements of Cash Flows (Unaudited) for the three months
                    ended September 24, 1999 and September 25, 1998
                  Notes to Statements of Financial Condition (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K

                Signature

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                        STATEMENTS OF FINANCIAL CONDITION



                                                   September 24        June 30,
                                                       1999              1999
                                                    -----------        --------
                                                    (Unaudited)
Assets
   Receivable from affiliates                        $ 31,678          $ 31,678
   Deferred costs                                     951,095           526,715
                                                      -------           -------
       Total Assets                                  $982,773          $558,393
                                                      =======           =======

Liabilities
   Payable to Parent                                 $948,267          $523,586
                                                      -------           -------
       Total Liabilities                              948,267           523,586

Stockholder's Equity
    Common stock, $1,000 par value;
    100 shares authorized, 1 share issued and
    outstanding;                                        1,000             1,000
    Retained earnings                                  33,506            33,807
                                                       ------            ------
       Total Stockholder's Equity                      34,506            34,807
                                                       ------            ------
       Total Liabilities and Stockholder's Equity    $982,773          $558,393
                                                      =======           =======


See Notes to Financial Statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                Three Months Ended
                                        September 24,          September 25,
                                             1999                  1998
                                        ------------           ------------
Revenues
   Principal Transactions                   $ 2,070             $     -
                                              -----               -----
        Total revenues                        2,070                   -

Expenses
   Other expenses                             2,602               2,409
                                              -----               -----
        Total expenses                        2,602               2,409

Loss before income tax benefit                 (532)             (2,409)
Income tax benefit                             (231)             (1,048)
                                              -----               -----

Net loss                                     $ (301)            $(1,361)
                                              =====               =====




See Notes to Financial Statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                          September 24,           September 25,
                                              1999                     1998
                                          ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $    (301)             $  (1,361)

(Increase) decrease in:
   Deferred costs                            (424,380)                   -
   Receivable from affiliates                    -                        16
                                             --------                  -----
Cash used in operating activities            (424,681)                (1,345)


CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to Parent                 424,681                  1,345
                                              -------                  -----
Cash provided by financing activities         424,681                  1,345

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                0                      0
                                              -------                -------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                              $       0              $       0
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

The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company incurred a net loss for the three months ended September 24, 1999 and September 25, 1998 of $301 and $1,361, respectively.


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

Through September 24, 1999, the amounts incurred related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $70.5 million of which approximately $10.6 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $4.5 million, which will be funded through operating cash flows and primarily expensed as incurred.

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

           None

Item 6.    Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        (27) Financial Data Schedule

               (b)      Reports on Form 8-K

                During the quarter, the Company filed the following current reports on form 8-K:

                (i) A Current Report on Form 8-K dated July 21, 1999 and filed on July 26, 1999, pertaining to the filing of computational materials in connection with the proposed offering of Home Equity Loan Trust Certificates, Series 1999-1.

                (ii) A Current Report on Form 8-K dated July 30, 1999 and filed on July 30, 1999, pertaining to the filing of an opinion with counsel in connection with the proposed offering of Bear Stearns Asset Backed Securities, Inc., Asset-Backed Certificates, Series 1999-1.

                (iii) A Current Report on Form 8-K dated July 30, 1999 and filed on August 16, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company, Countrywide Home Loans, Inc. and the Bank of New York.

                (iv) A Current Report on Form 8-K dated September 23, 1999 and filed on September 23, 1999, pertaining to the filing of computational materials in connection with the proposed offering of GMACM Loan Trust 1999-HLTV1 Loan-Backed Term Notes, Series 1999-HLTV1.

                (v) A Current Report on Form 8-K dated September 23, 1999 and filed on September 24, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange
                Commission relating to its Mortgage Loan Trust, Series RASC 1999-RS3, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS3.

                (vi) A Current Report on Form 8-K dated September 23, 1999 and filed on September 24, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its GMACM Loan Trust, 1999-HLTV1, GMACM Loan-Backed Term Notes, Series 1999-HLTV1.

                (vii) A Current Report on Form 8-K dated September 23, 1999, and filed on September 24, 1999, pertaining to the Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 1999.


                                     Bear Stearns Asset Backed Securities, Inc.
                                                  (Registrant)


                                     By: /s/Samuel L. Molinaro Jr.
                                         Samuel L. Molinaro Jr.
                                         Chief Financial Officer