Form 10-K
period 1999-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-01-31
CIK 946812

SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  Form 10-K

        Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For fiscal year ended 12/31/1999

                     Commission file number: 333-09532

                BEAR STEARNS ASSET BACKED SECURITIES, INC.

          (AS DEPOSITOR UNDER THE SALE AND SERVICING AGREEMENT
        DATED AS OF MARCH 1, 1998, PROVIDING FOR THE ISSUANCE OF
              UNITED NATIONAL HOME LOAN OWNER TRUST 1999-1
                      HOME LOAN ASSET-BACKED NOTES)
-----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                 Delaware                          13-3836437
                 --------                  -----------------------------
         (State or Other Jurisdiction           (I.R.S. Employer
            of Incorporation                 Identification Number)

                               245 Park Avenue
                            New York, New York 10167
                      ----------------------------------
                             (Address of Principal
                               Executive Offices)

                 Registrant's telephone number: (212) 272-4095

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            _X_ YES         ___ no



Item 1. Business:

        Not applicable


Item 2. Properties:

        Not applicable


Item 3. Legal Proceedings:

        None


Item 4. Submission of Matters to a Vote of Security-Holders

        None


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        To the best knowledge of the registrant there is no established public trading market for the certificates.

        There are approximately 259 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Not applicable


Item 8. Financial Statements and Supplementary Data

        Not applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None


Item 10. Directors and Executive Officers of the Registrant

         Not applicable


Item 11. Executive Compensation

         Not applicable


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not applicable


Item 13. Certain Relationships and Related Transactions

         Not applicable


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The company filed on Form 8-K, separately for each distribution date, reporting the distribution of funds related to the trust for each distribution date in 1999 beginning with April 1999 through December 1999.


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 1/28/00

ASSET BACKED SECURITIES CORPORATION by U.S. Bank National Association, as Trustee for Credit Suisse First Boston Mortgage Pass-through
Certificates, Series 1998-1.

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association