Form 10-K/A
period 1998-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-02-09
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                   Amendment 1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-02180

                                      OCWEN
                      Home Equity Loan Asset-Backed Certs.
                             Series 1998-OFS4 Trust
             (Exact name of registrant as specified in its charter)



New York                          52-2143442, 52-2143443
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

     Yes   X          No ___



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of OCWEN MORTGAGE LOAN ASSET BACKED CERTIFICATES Series 1998-OFS4 Trust established pursuant to a Pooling and Servicing Agreement among Bear Stearns Asset Backed Securities Inc.,as Depositor, LMAC, Inc,as Seller, Ocwen Financial Services, Inc as Master Servicer, Ocwen Federal Bank FSB,as Special Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the OCWEN MORTGAGE LOAN ASSET BACKED CERTIFICATES Series 1998-OFS4 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.<F2>

            (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

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

OCWEN
Home Equity Loan Asset-Backed Certs.
Series 1998-OFS4 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   OCWEN FEDERAL BANK FSB <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.