Form 10-Q
period 1999-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-02-15
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended December 31, 1999

                                           or

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

                                      INDEX



Part I.         FINANCIAL INFORMATION


Item 1.         Financial Statements

                  Statements of Financial Condition at December 31, 1999
                    (Unaudited) and June 30, 1999.
                  Statements of Income (Unaudited) for the three-months ended
                     December 31, 1999 and December 31, 1998 and for the six-months ended December 31, 1999 and December 31, 1998.
                  Statements of Cash  Flows  (Unaudited)  for  the six-months ended December 31, 1999 and December 31, 1998.
                  Notes to Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings

Item 6.          Exhibits and Reports on Form 8-K

                 Signature


                                BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                    STATEMENTS OF FINANCIAL CONDITION

                                                                             December 31,                   June 30,
                                                                                 1999                         1999
                                                                           -----------------            -----------------
                                                                             (Unaudited)
Assets
     Receivable from affiliates                                                   $ 31,678                     $ 31,678
     Deferred costs                                                                 650,160                      526,715
                                                                           -----------------            -----------------

          Total Assets                                                            $ 681,838                    $ 558,393
                                                                           =================            =================

Liabilities
     Payable to Parent                                                            $ 645,692                    $ 523,586
                                                                           -----------------            -----------------
          Total Liabilities                                                         645,692                      523,586

Stockholder's Equity
     Common stock, $1,000 par value;
     100 shares authorized, 1 share issued and
     outstanding;                                                                     1,000                        1,000
     Retained earnings                                                               35,146                       33,807
                                                                           -----------------            -----------------
          Total Stockholder's Equity                                                 36,146                       34,807
                                                                           -----------------            -----------------
          Total Liabilities and Stockholder's Equity                              $ 681,838                    $ 558,393
                                                                           =================            =================



See Notes to Financial Statements.



                                        BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                                 STATEMENTS OF INCOME
                                                     (Unaudited)

                                                    Three-Months Ended                         Six-Months Ended
                                            -----------------------------------      --------------------------------------
                                              December             December             December               December
                                                1999                 1998                 1999                   1998
                                            --------------       --------------      ---------------         --------------

Revenues
     Interest income                              $ 5,530                  $ -              $ 7,600                    $ -
                                            --------------       --------------      ---------------         --------------
          Total revenues                            5,530                    -                7,600                      -

Expenses
     Other expenses                                 2,637                2,093                5,239                  4,502
                                            --------------       --------------      ---------------         --------------
              Total expenses                        2,637                2,093                5,239                  4,502

Income (Loss) before income tax
     expense (benefit)                              2,893               (2,093)               2,361                 (4,502)
Income tax expense (benefit)                        1,253                 (912)               1,022                 (1,960)
                                            --------------       --------------      ---------------         --------------
Net income (loss)                                 $ 1,640             $ (1,181)             $ 1,339               $ (2,542)
                                            ==============       ==============      ===============         ==============


See Notes to Financial Statements.




                                     BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                      Six-Months Ended
                                                                           ---------------------------------------

                                                                            December 31,               December 31,
                                                                                1999                       1998
                                                                           --------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $ 1,339                 $ (2,542)
(Increase) decrease in:
     Deferred costs                                                             (123,445)                 (26,993)
     Receivable from affiliates                                                        -                       18
                                                                           --------------             ------------
Cash used in operating activities                                               (122,106)                 (29,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to Parent                                                    122,106                   29,517
                                                                           --------------             ------------
Cash provided by financing activities                                            122,106                   29,517

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                   -                        -
                                                                           --------------             ------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                       $ -                      $ -
                                                                           ==============             ============


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

The Company had net income for the three-months ended December 31, 1999 of $1,640 and a net loss for the three-months ended December 31, 1998 was $1,181. The Company had net income for the six-months ended December 31, 1999 of $1,339 and a net loss for the six-months ended December 31, 1998 of $2,542.

Year 2000 Issue

The Year 2000 issue is the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through December 31, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $77.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total projected Year 2000 project cost, including the estimated costs and time associated with the impact of third-party Year 2000 issues, are based on currently available information. The total remaining Year 2000 project cost is estimated at approximately $1.0 million, which will be funded through operating cash flows and primarily expensed as incurred.

Nothing has come to the Parent's attention, which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings

             No legal proceedings are pending.

Item 6.      Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        (27) Financial Data Schedule

               (b)      Reports on Form 8-K

     During the quarter, the Company filed the following current reports on form 8-K:

     (i) A Current Report on Form 8-K dated on September 23, 1999 and filed on September 27, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its Mortgage Loan Trust, Series RASC 1999-RS3, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS3.

     (ii) A Current Report on Form 8-K dated and filed on September 27, 1999 pertaining to filing of computational materials in connection with the proposed offering of Mortgage Loan Trust, Series RASC 1999-RS3, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS3.

     (iii) A Current Report on Form 8-K dated September 27, 1999 and filed on October 14, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company, Residential Funding Corporation and Bank One, National Association.

     (iv) A Current Report on Form 8-K dated and filed on October 15, 1999 pertaining to filing of computational materials in connection with the proposed offering of Bear Stearns Asset Backed Securities, Inc., Asset Backed Certificates, Series 1999-2.

     (v) A Current Report on Form 8-K dated October 27, 1999 and filed on October 28, 1999, pertaining to the filing of computational materials in connection with the proposed offering of GMACM Home Equity Loan Trust 1999-2 Loan-Backed Term Notes, Series 1999-2.

     (vi) A Current Report on Form 8-K dated April 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 4/26/99, Revised 9/25/99.

     (vii) A Current Report on Form 8-K dated May 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 5/25/99, Revised 9/25/99.


     (viii) A Current Report on Form 8-K dated June 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 6/25/99, Revised 9/25/99.

     (ix) A Current Report on Form 8-K dated July 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 7/26/99, Revised 9/25/99.

     (x) A Current Report on Form 8-K dated August 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 8/25/99.

     (xi) A Current Report on Form 8-K dated September 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 9/27/99.

     (xii) A Current Report on Form 8-K dated October 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 10/25/99.

     (xiii) A Current Report on Form 8-K dated and filed on November 23, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its Mortgage Loan Trust, Series RASC 1999-RS4, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS4.

     (xiv) A Current Report on Form 8-K dated and filed on November 24, 1999 pertaining to filing of computational materials in connection with the proposed offering of Mortgage Loan Trust, Series RASC 1999-RS4, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS4.

     (xv) A Current Report on Form 8-K dated November 25, 1999 and filed on November 30, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 11/26/99.

     (xvi) A Current Report on Form 8-K dated December 2, 1999 and filed on December 3, 1999 pertaining to filing of computational materials in connection with the proposed offering of the Irwin Home Equity Loan Trust 1999-3 Home Equity Loan-Backed Term Notes, Series 1999-3.

     (xvii) A Current Report on Form 8-K dated November 24, 1999 and filed on December 13, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company, Residential Funding Corporation, and Bank One, National Association.

     (xviii) A Current Report on Form 8-K dated December 6, 1999 and filed on December 15, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to the Irwin Home Equity Loan Trust 1999-3 Home Equity Loan-Backed Term Notes, Series 1999-3.

     (xix) A Current Report on Form 8-K dated December 6, 1999, and filed on December 15, 1999, pertaining to the Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

     (xx) A Current Report on Form 8-K dated December 25, 1999 and filed on December 30, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 12/27/99.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 1999.


                                      Bear Stearns Asset Backed Securities, Inc.
                                                     (Registrant)

                                      By: /s/ Samuel L. Molinaro Jr.
                                          Samuel L. Molinaro Jr.
                                          Chief Financial Officer