Form 10-Q
period 1999-11-26
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-03-03
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


   [ ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended _________________

                                       or

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from July 1, 1999 to November 26, 1999
                                           ------------    -----------------


                         Commission file number 33-93574

                   Bear Stearns Asset Backed Securities, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3836437
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

                                      INDEX



Part I.         FINANCIAL INFORMATION


Item 1.         Financial Statements

                  Statements of Financial Condition at November 26, 1999
                    (Unaudited) and June 30, 1999
                  Statements   of   Operations   (Unaudited)   for  the
                     five-months ended November 26, 1999 and November 27, 1998.
                  Statements of Cash Flows (Unaudited) for the five-months ended
                     November 26, 1999 and November 27, 1998.
                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings

Item 6.         Exhibits and Reports on Form 8-K

                Signature



                                         BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                              STATEMENTS OF FINANCIAL CONDITION

                                                                             November 26,                   June 30,
                                                                                 1999                         1999
                                                                           -----------------            -----------------
                                                                             (Unaudited)
Assets
     Receivable from affiliates                                                   $  31,678                    $  31,678
     Deferred costs                                                                 761,265                      526,715
                                                                           -----------------            -----------------
          Total Assets                                                            $ 792,943                    $ 558,393
                                                                           =================            =================


Liabilities
     Payable to affiliate                                                         $ 757,661                    $ 523,586
                                                                           -----------------            -----------------
          Total Liabilities                                                         757,661                      523,586

Stockholder's Equity
     Common stock, $1,000 par value;
     100 shares authorized, 1 share issued and
     outstanding;                                                                     1,000                        1,000
     Retained earnings                                                               34,282                       33,807
                                                                           -----------------            -----------------
          Total Stockholder's Equity                                                 35,282                       34,807
                                                                           -----------------            -----------------
          Total Liabilities and Stockholder's Equity                              $ 792,943                    $ 558,393
                                                                           =================            =================


See Notes to Financial Statements.


                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Five-Months Ended
                                 ---------------------------------------


                                     November 26,           November 27,
                                         1999                   1998
                                  ----------------       ----------------

Revenues
     Interest income                   $ 5,217              $     -
                                  ----------------       ----------------
         Total revenues                  5,217                    -
                                  ----------------       ----------------

Expenses
     Other                               4,380                 3,705
                                  ----------------       ----------------
         Total expenses                  4,380                 3,705
                                  ----------------       ----------------

Income (Loss) before income tax
     expense (benefit)                     837                (3,705)
Income tax expense (benefit)               362                (1,613)
                                  ----------------       ----------------

Net income (loss)                        $ 475              $ (2,092)
                                  ================       ================


See Notes to Financial Statements.

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Five-Months Ended
                                        ---------------------------------------

                                          November 26,           November 27,
                                             1999                    1998
                                        --------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $      475                $   (2,092)
(Increase) decrease in:
     Deferred costs                        (234,550)                 (132,751)
     Receivable from affiliates                   -                        17
                                        --------------             ------------
Cash used in operating activities          (234,075)                 (134,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in payable to affiliate            234,075                   134,826
                                        --------------             -----------
Cash provided by financing activities       234,075                   134,826

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                              -                         -
                                        --------------             ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                            $       -                  $      -
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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year-end to November 30 from June 30, effective with the year beginning November 27, 1999, as announced in its Form 8-K filed on January 21, 2000. The five-month period ended November 26, 1999 is the Company's "Transition Period." This Transition Report on Form 10-Q presents results of the Company's operations for the five-month periods ended November 26, 1999 and November 27, 1998.

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

The Company had net income for the five-months ended November 26, 1999 of $475 and a net loss for the five-months ended November 27, 1998 of $2,092.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through November 26, 1999, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $74.0 million of which approximately $11.0 million in hardware and software has been capitalized. The Parent's total remaining Year 2000 project cost as of November 26, 1999 is estimated at approximately $4.0 million.

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

Item 6.    Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       (27)  Financial Data Schedule

              (b)      Reports on Form 8-K

During the five-month period, the Company filed the following current reports on form 8-K:

(i) A Current Report on Form 8-K dated July 21, 1999 and filed on July 26, 1999, pertaining to the filing of computational materials in connection with the proposed offering of Bear Stearns Asset Backed Securities, Inc., Asset-Backed Certificates, Series 1999-1.

(ii) A Current Report on Form 8-K dated and filed on July 30, 1999, pertaining to the filing of an opinion with counsel in connection with the proposed offering of Bear Stearns Asset Backed Securities, Inc., Asset-Backed Certificates, Series 1999-1.

(iii) A Current Report on Form 8-K dated July 30, 1999 and filed on August 16, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company, Countrywide Home Loans, Inc. and the Bank of New York.

(iv) A Current Report on Form 8-K dated and filed on September 23, 1999, pertaining to the filing of computational materials in connection with the proposed offering of GMACM Loan Trust 1999-HLTV1 Loan-Backed Term Notes, Series 1999-HLTV1.

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

(vii) A Current Report on Form 8-K dated September 23, 1999 and filed on September 24, 1999, pertaining to the Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

(viii) A Current Report on Form 8-K dated on September 23, 1999 and filed on September 27, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its Mortgage Loan Trust, Series RASC 1999-RS3, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS3.

(ix) A Current Report on Form 8-K dated and filed on September 27, 1999 pertaining to filing of computational materials in connection with the proposed offering of Mortgage Loan Trust, Series RASC 1999-RS3, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS3.

(x) A Current Report on Form 8-K dated September 27, 1999 and filed on October 14, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company, Residential Funding Corporation and Bank One, National Association.

(xi) A Current Report on Form 8-K dated and filed on October 15, 1999 pertaining to filing of computational materials in connection with the proposed offering of Bear Stearns Asset-Backed Securities, Inc., Asset-Backed Certificates, Series 1999-2.

(xii) A Current Report on Form 8-K dated October 27, 1999 and filed on October 28, 1999, pertaining to the filing of computational materials in connection with the proposed offering of GMACM Home Equity Loan Trust 1999-2 Loan-Backed Term Notes, Series 1999-2.

(xiii) A Current Report on Form 8-K dated April 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 4/26/99, Revised 9/25/99.

(xiv) A Current Report on Form 8-K dated May 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 5/25/99, Revised 9/25/99.

(xv) A Current Report on Form 8-K dated June 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 6/25/99, Revised 9/25/99.

(xvi) A Current Report on Form 8-K dated July 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 7/26/99, Revised 9/25/99.

(xvii) A Current Report on Form 8-K dated August 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 8/25/99.

(xviii) A Current Report on Form 8-K dated September 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 9/27/99.

(xix) A Current Report on Form 8-K dated October 25, 1999 and filed on November 1, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly Statement: Payment Date: 10/25/99.

(xx) A Current Report on Form 8-K dated and filed on November 23, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its Mortgage Loan Trust, Series RASC 1999-RS4, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS4.

(xxi) A Current Report on Form 8-K dated and filed on November 24, 1999 pertaining to filing of computational materials in connection with the proposed offering of Mortgage Loan Trust, Series RASC 1999-RS4, Mortgage Asset-Backed Pass-Through Certificates, Series 1999-RS4.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2000.


                                     Bear Stearns Asset Backed Securities, Inc.
                                                   (Registrant)


                                     By: /s/ Samuel L. Molinaro Jr.
                                         Samuel L. Molinaro Jr.
                                         Chief Financial Officer