Form 10-Q
period 2000-02-25
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-04-10
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended February 25, 2000

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to _________


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

                                      INDEX


Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

             Statements of Financial Condition  (Unaudited) at February 25, 2000
                and November 26, 1999.
             Statements of Operations (Unaudited)for the three-months ended
                February  25, 2000 and  February  26, 1999.
             Statements of Cash Flows (Unaudited)for the three-months ended
                February 25, 2000 and February 26, 1999.
             Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

           Signature



                         BEAR STEARNS ASSET BACKED SECURITIES, INC.
                             STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)

                                                                        February 25,                 November 26,
                                                                            2000                         1999
                                                                      -----------------            -----------------
Assets
     Receivable from affiliates                                               $ 31,678                     $ 31,678
     Deferred costs                                                            578,918                      761,265
                                                                     -----------------            -----------------
           Total Assets                                                      $ 610,596                    $ 792,943
                                                                     =================            =================

Liabilities
     Payable to affiliate                                                    $ 577,231                    $ 757,661
                                                                     -----------------            -----------------
          Total Liabilities                                                    577,231                      757,661

Stockholder's Equity
     Common stock, $1,000 par value;
     100 shares authorized, 1 share issued and
     outstanding;                                                                1,000                        1,000
     Retained earnings                                                          32,365                       34,282
                                                                     -----------------            -----------------
          Total Stockholder's Equity                                            33,365                       35,282
                                                                     -----------------            -----------------
          Total Liabilities and Stockholder's Equity                         $ 610,596                    $ 792,943
                                                                     =================            =================



See Notes to Financial Statements.



                         BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                                          Three-Months Ended
                                                                 ---------------------------------------

                                                                   February 25,           February 26,
                                                                       2000                   1999
                                                                 ----------------       ----------------
Expenses
     Other                                                              $  3,378               $  2,982
                                                                 ----------------       ----------------
              Total expenses                                               3,378                  2,982
                                                                 ----------------       ----------------


Loss before income tax benefit                                            (3,378)                (2,982)
Income tax benefit                                                        (1,461)                (1,297)
                                                                 ----------------       ----------------

Net loss                                                                $ (1,917)              $ (1,685)
                                                                 ================       ================



See Notes to Financial Statements.






                         BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                               Three-Months Ended
                                                                    ----------------------------------------
                                                                    February 25,               February 26,
                                                                        2000                       1999
                                                                    --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (1,917)                 $ (1,685)
Decrease in Deferred costs                                              182,347                   150,010
                                                                    --------------             -------------
Cash provided by operating activities                                   180,430                   148,325

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payable to affiliate                                       (180,430)                 (148,325)
                                                                    --------------             -------------
Cash used in financing activities                                      (180,430)                 (148,325)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                          -                         -
                                                                    --------------             -------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                          $     -                   $     -
                                                                    ==============             =============



See Notes to Financial Statements.



                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.         Organization and Basis of Presentation


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

On January 18, 2000, the Parent's Board of Directors elected to change its fiscal year end to November 30 from June 30, effective with the year beginning November 27, 1999. The Company has also elected to change its fiscal year end to November 30, effective with the year beginning November 27, 1999. This Quarterly Report on Form 10-Q presents the unaudited results of the Company's operations for the first fiscal quarter ended February 25, 2000 and for the three-month period covering November 28, 1998 through February 26, 1999.

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

The Company had a net loss of $1,917 and $1,685 for the three-months ended February 25, 2000 and February 26, 1999, respectively.

Year 2000 Issue

The Year 2000 issue was the result of legacy computer programs having been written using two digits rather than four digits to define the applicable year and therefore without consideration of the impact of the upcoming change in the century. Such programs, unless corrected, may not have been able to accurately process dates ending in the Year 2000 and thereafter.

Through February 25, 2000, the amounts incurred by the Parent related to the assessment of, and efforts in connection with, the Year 2000 and the development and execution of a remediation plan have approximated $78.2 million of which approximately $11.0 million in hardware and software has been capitalized. The total remaining Year 2000 project cost as of February 25, 2000 was not material.

Nothing has come to the Parent's attention which would cause it to believe that its Year 2000 compliance effort was not successful. While the Parent will continue to monitor for Year 2000 related problems, to date no significant Year 2000 issues have been encountered.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

            No legal proceedings are pending.

Item 6.    Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        (27) Financial Data Schedule

               (b)      Reports on Form 8-K

                 During the quarter, the Company filed the following current reports on form 8K:

                    (i) A Current Report on Form 8-K dated November 25, 1999 and filed on November 30, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly
                    Statement: Payment Date: 11/26/99.

                    (ii) A Current Report on Form 8-K dated December 2, 1999 and filed on December 3, 1999 pertaining to filing of computational materials in connection with the proposed offering of the Irwin Home Equity Loan Trust 1999-3 Home Equity Loan-Backed Term Notes, Series 1999-3.

                    (iii) A Current Report on Form 8-K dated November 24, 1999 and filed on December 13, 1999, pertaining to filing of Pooling and Servicing Agreement among the Company,
                    Residential Funding Corporation, and Bank One, National Association.

                    (iv) A Current Report on Form 8-K dated December 6, 1999 and filed on December 15, 1999 pertaining to filing a prospectus and prospectus supplement with the Securities and Exchange Commission relating to the Irwin Home Equity Loan Trust 1999-3 Home Equity Loan-Backed Term Notes, Series 1999-3.

                    (v) A Current Report on Form 8-K dated December 6, 1999, and filed on December 15, 1999, pertaining to the Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended.

                    (vi) A Current Report on Form 8-K dated December 25, 1999 and filed on December 30, 1999, pertaining to the filing of United National Home Loan Owner Trust 1999-1 Monthly
                    Statement: Payment Date: 12/27/99.

                    (vii) A  Current  Report  on Form  8-K  dated  and  filed on
                    January 25, 2000 pertaining to filing of computational materials in connection with the proposed offering of the Home Equity Loan Trust 2000-1.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2000.


                                   Bear Stearns Asset Backed Securities, Inc.
                                               (Registrant)


                                   By:   /s/ Samuel L. Molinaro Jr.
                                         Samuel L. Molinaro Jr.
                                         Chief Financial Officer