Form 10-Q
period 2000-05-26
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2000-07-10
CIK 946812

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form l0-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended May 26, 2000

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

                                      INDEX



Part I.         FINANCIAL INFORMATION


Item 1.         Financial Statements

                  Statements of Financial Condition (Unaudited) at May 26, 2000
                    and November 26, 1999.
                  Statements   of   Operations   (Unaudited)   for  the
                      three-months ended May 26, 2000 and May 28, 1999 and for the six-months ended May 26, 2000 and May 28, 1999.
                  Statements of Cash Flows  (Unaudited) for the six-months ended
                       May 26, 2000 and May 28, 1999.
                  Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 6.           Exhibits and Reports on Form 8-K

                  Signature



                                  BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                       STATEMENTS OF FINANCIAL CONDITION
                                                  (UNAUDITED)

                                                                                May 26,                   November 26,
                                                                                 2000                         1999
                                                                           -----------------            -----------------
Assets
     Receivable from affiliates                                                   $  31,647                    $  31,678
     Deferred costs                                                                 578,918                      761,265
                                                                           -----------------            -----------------
          Total Assets                                                            $ 610,565                    $ 792,943
                                                                           =================            =================

Liabilities
     Payable to affiliate                                                         $ 579,141                    $ 757,661
                                                                           -----------------            -----------------
          Total Liabilities                                                         579,141                      757,661

Stockholder's Equity
     Common stock, $1,000 par value;
     100 shares authorized, 1 share issued and
     outstanding;                                                                     1,000                        1,000
     Retained earnings                                                               30,424                       34,282
                                                                           -----------------            -----------------
          Total Stockholder's Equity                                                 31,424                       35,282
                                                                           -----------------            -----------------
          Total Liabilities and Stockholder's Equity                              $ 610,565                    $ 792,943
                                                                           =================            =================


See Notes to Financial Statements.






                                    BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                             STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                       Three-Months Ended                        Six-Months Ended
                                              -------------------------------------    -------------------------------------
                                                 May 26,               May 28,            May 26,               May 28,
                                                  2000                   1999              2000                   1999
                                              --------------        ---------------    --------------        ---------------

Expenses                                            $ 3,422                $ 2,390           $ 6,800                $ 5,372
                                              --------------        ---------------    --------------        ---------------
Loss before income tax benefit                        3,422                  2,390             6,800                  5,372
Income tax benefit                                   (1,481)                (1,041)           (2,942)                (2,338)
                                              --------------        ---------------    --------------        ---------------

Net loss                                            $ 1,941                $ 1,349           $ 3,858                $ 3,034
                                              ==============        ===============    ==============        ===============


See Notes to Financial Statements.






                             BEAR STEARNS ASSET BACKED SECURITIES, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                      Six-Months Ended
                                                           ----------------------------------------

                                                               May 26,                   May 28,
                                                                2000                       1999
                                                          --------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  3,858                  $  3,034
Decrease in deferred costs                                     182,347                   255,752
                                                          --------------             -------------
Cash provided by operating activities                          178,489                   252,718
                                                          --------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payable to affiliate                              (178,520)                 (252,718)
Decrease in receivable from affiliates                              31                         -
                                                          --------------             -------------
Cash used in financing activities                             (178,489)                 (252,718)
                                                          --------------             -------------
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                -                         -
                                                          --------------             -------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                $     -                   $     -
                                                          ==============             =============


See Notes to Financial Statements.



                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.         Organization and Basis of Presentation

Bear Stearns Asset Backed Securities, Inc. (the "Company") was organized by, and is a direct wholly owned limited purpose finance subsidiary of, The Bear Stearns Companies Inc. (the "Parent"). The Company was incorporated in the State of Delaware on June 2, 1995.

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


Note 2.        Deferred Costs

Deferred costs represent fees paid by the Company related to the filing of a shelf registration statement for asset-backed securities. These deferred costs are expensed as the shelf is utilized by the Company or reduced as these costs are reimbursed to the Company when the shelf is utilized by affiliates or others.


Note 3.        Related Party Transactions

The Company is included in the consolidated federal and combined state and local income tax returns of the Parent. Income taxes are computed on a separate company basis. The Company is not charged, nor does it receive, interest on intercompany balances.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's principal business activity is the issuance, directly or through trusts established by it, debt securities that are secured or collateralized by one or more pools of Compound Interest Securities, Planned Amortization Class Securities, Variable Interest Securities, Principal Only Securities, Interest Only Securities, Participants Securities, Senior Securities or Subordinate Securities.

The Company had a net loss of $1,941 and $1,349 for the three-months ended May 26, 2000 and May 28, 1999, respectively. The Company had a net loss of $3,858 and $3,034 for the six-months ended May 26, 2000 and May 28, 1999, respectively.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           No legal proceedings are pending.

Item 6.    Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        (27) Financial Data Schedule

               (b)      Reports on Form 8-K

                 During the quarter,  the Company  filed the  following  current report on Form 8-K/A:

                    (i) A Current Report on Form 8-K/A dated and filed on March 10, 2000, pertaining to the filing of Amendment No. 1 to a Pooling and Servicing Agreement among the Company,
                    Residential Funding Corporation and Bank One, National Association dated November 1, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2000.


                                   Bear Stearns Asset Backed Securities, Inc.
                                                 (Registrant)


                                   By: /s/ Samuel L. Molinaro Jr.
                                       Samuel L. Molinaro Jr.
                                       Chief Financial Officer