Form 10-K
period 2000-12-31
BEAR STEARNS ASSET BACKED SECURITIES INC
filed 2001-02-28
CIK 946812

SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549

                                  Form 10-K

        Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For fiscal year ended 12/31/2000

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

        There are approximately 11 holders of record as of the end of the reporting year.


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

Date: 1/31/01

ASSET BACKED SECURITIES CORPORATION by U.S. Bank National Association, as Trustee for Credit Suisse First Boston Mortgage Pass-through
Certificates, Series 1998-1.

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association